Form 10-Q
period 1996-03-31
SCHULLER INTERNATIONAL GROUP INC
filed 1996-05-15
CIK 930818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ____________

             Commission file number 1-13574


                       SCHULLER INTERNATIONAL GROUP, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                       84-1196355
- - -------------------------------------                 -------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                                717 17th Street
                            Denver, Colorado  80202
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 978-2000
                                 --------------
              (Registrant's telephone number, including area code)



- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No  / /

        Schuller International Group, Inc. is a wholly owned subsidiary of Schuller Corporation and there is no market for the registrant's common stock. As of May 9, 1996, there were 100 shares of the registrant's sole class of common stock outstanding.

                       *PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.




















     * "Company" when used in this report refers to Schuller International Group, Inc., incorporated in the State of Delaware in 1992, and includes, where applicable, its consolidated subsidiaries.

                       SCHULLER INTERNATIONAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                                             March 31,                  December 31,
ASSETS                                                                           1996                          1995
- - -------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents                                                     $  122,912                    $  140,328
  Marketable securities, at cost which
      approximates market                                                       1,184                        21,043
  Receivables, net                                                            211,511                       192,426
  Inventories                                                                 107,160                        77,121
  Receivable from parent                                                        7,732                        10,920
  Prepaid expenses                                                              7,322                         4,932
  Deferred tax assets                                                          30,834                        31,957
                                                                           ----------------------------------------
      Total Current Assets                                                    488,655                       478,727

Property, Plant and Equipment,
  net of accumulated depreciation of
  $582,140 and $578,120, respectively                                         749,777                       715,903
Receivable from Parent                                                          9,775                         9,698
Other Assets                                                                  237,991                       202,461
                                                                           ----------------------------------------
                                                                           $1,486,198                    $1,406,789
===================================================================================================================

LIABILITIES
- - -------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                               $   98,418                    $   91,206
  Compensation and benefits                                                    98,522                        98,081
  Income taxes                                                                 25,082                        11,564
  Demand note payable to parent                                                25,000                        25,000
  Other accrued liabilities                                                    71,899                        64,600
                                                                           ----------------------------------------
      Total Current Liabilities                                               318,921                       290,451

Long-Term Debt, less current portion                                          417,555                       408,807
Postretirement Benefits Other Than
  Pensions                                                                    206,334                       203,107
Deferred Income Taxes and
  Other Noncurrent Liabilities                                                302,219                       287,990
                                                                           ----------------------------------------
                                                                            1,245,029                     1,190,355
                                                                           ----------------------------------------

Contingencies and Commitments (Note 2)

STOCKHOLDER'S EQUITY
- - -------------------------------------------------------------------------------------------------------------------
Common Stock, $1 par value; 100 shares
  authorized, issued and outstanding
Capital in Excess of Par Value                                                 57,082                        57,082
Retained Earnings                                                             153,807                       126,668
Cumulative Currency Translation Adjustment                                     30,280                        32,684
                                                                           ----------------------------------------
                                                                              241,169                       216,434
                                                                           ----------------------------------------
                                                                           $1,486,198                    $1,406,789
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       SCHULLER INTERNATIONAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of dollars)
                                  (Unaudited)


                                                                                                       Three Months
                                                                                                     Ended March 31,
                                                                                 ----------------------------------
                                                                                 1996                          1995
- - -------------------------------------------------------------------------------------------------------------------
Net Sales                                                                    $326,109                      $328,401
Cost of Sales                                                                 232,550                       228,666
Selling, General and Administrative                                            31,427                        29,456
Research, Development and Engineering                                           7,052                         6,470
Services Provided by Parent                                                     3,384                         3,029
Other Income (Expense), net                                                     5,456                        (5,060)
                                                                             --------------------------------------

Income from Operations                                                         57,152                        55,720
Interest Income                                                                 2,285                         2,063
Interest Expense                                                               11,344                        11,149
Interest Expense - Parent                                                         484                           552
                                                                             --------------------------------------

Income before Income Taxes                                                     47,609                        46,082
Income Tax Expense                                                             20,470                        20,046
                                                                             --------------------------------------

Net Income                                                                   $ 27,139                      $ 26,036
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       SCHULLER INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                        Three Months
                                                                                                      Ended March 31,
                                                                                ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1996                            1995
- - --------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 27,139                      $ 26,036
Noncash items included in net income:
  Depreciation and amortization                                                16,363                        14,750
  Postretirement and pension benefits                                           3,083                         5,501
  Provision for furnace rebuilds                                                1,798                         2,114
  Product guarantee income                                                      1,517                         2,038
  Deferred taxes                                                                1,961                           873
  Other, net                                                                   15,535                         3,609
Changes in current assets and liabilities:
  Receivables                                                                  (4,097)                       (6,173)
  Inventories                                                                 (24,254)                      (23,279)
  Prepaid expenses                                                             (2,095)                         (172)
  Receivable from parent                                                        3,111                         5,158
  Accounts payable                                                             (5,486)                       (7,203)
  Compensation and benefits                                                    (5,196)                      (17,047)
  Income taxes                                                                 13,462                        12,887
  Other accrued liabilities                                                     3,584                        (1,694)
Changes in noncurrent liabilities:
  Postretirement benefits other than pensions                                    (426)                       (1,051)
  Other noncurrent liabilities                                                 (5,220)                       (1,617)
                                                                             --------------------------------------
Net cash provided by operating activities                                      40,779                        14,730
                                                                             --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- - -------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                    (25,154)                      (20,882)
Acquisitions                                                                  (49,818)
Proceeds from sales of assets                                                   1,464                         1,958
Purchases of held-to-maturity securities                                       (5,082)                      (20,525)
Purchases of available-for-sale securities                                     (4,900)                       (6,077)
Proceeds from maturities of held-to-maturity securities                        25,946                        29,356
Proceeds from sales or maturities of
  available-for-sale securities                                                 6,082
Increase in other assets                                                       (6,436)                       (2,917)
                                                                             --------------------------------------
Net cash used in investing activities                                         (57,898)                      (19,087)
                                                                             --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- - -------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                  168
Payments on debt                                                                  (10)                          (43)
                                                                             --------------------------------------
Net cash provided by (used in)
  financing activities                                                            158                           (43)
                                                                             --------------------------------------
Effect of Exchange Rate Changes on Cash                                          (455)                          469
                                                                             --------------------------------------
Net Decrease in Cash and Equivalents                                          (17,416)                       (3,931)
Cash and Equivalents at Beginning of Period                                   140,328                        93,428
                                                                             --------------------------------------
Cash and Equivalents at End of Period                                        $122,912                      $ 89,497
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       SCHULLER INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



The accompanying condensed consolidated financial statements include the accounts of Schuller International Group, Inc., and those of its majority owned subsidiaries (collectively, "the Company"). The Company is a wholly owned subsidiary of Schuller Corporation.

The condensed consolidated financial statements as of March 31, 1996 and December 31, 1995 and for the three months ended March 31, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Additional information regarding the Company's accounting policies, operations and financial position, is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                (Thousands of dollars)
                             March 31,    December 31,
                                 1996            1995
                             ------------------------
Finished goods               $ 68,077         $46,432
Raw materials and supplies     28,751          23,344
Work-in-process                10,332           7,345
                             ------------------------
                             $107,160         $77,121
                             ========================

Note 2 - Contingencies and Commitments


Between 1988 and 1992, the Company manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Subsequently, the Company began a voluntary program to inspect such metal decks and remediate where appropriate. The Company has also accrued for costs relating to future inspections, remediation and anticipated claims. These accruals are based on the Company's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types of roofs on which phenolic insulation has been installed as well as the assumption that the Company's past remediation experience will continue over the remaining lives of roofs insulated with the Company's phenolic roofing insulation.

During the first quarter of 1995, the Company and its liability insurance carriers reached a settlement with respect to the extent of coverage to be provided by such carriers. In addition, during the third quarter of 1995, the Company and the former owner of the phenolic roofing insulation business reached an agreement with respect to the costs to be reimbursed by the former owner. Pursuant to these agreements, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

In 1996, the Company, Schuller Corporation and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the United States with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts payable under the reimbursement agreements in light of the commitments and contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Note 3 - Other Income (Expense), net

Other income, net, was $5.5 million for the first quarter of 1996 compared with other expense, net, of $5.1 million for the same period of 1995. Other income for 1996 includes a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Note 4 - Acquisitions

On January 31, 1996, the Company acquired the commercial and industrial roofing businesses of Nord Bitumi SpA, headquartered in Italy, and Nord Bitumi U.S., Inc. (collectively "Nord") to expand the Company's existing commercial and industrial roofing product lines. On March 25, 1996, the Company acquired Web Dynamics, a U.S. manufacturer of synthetic filtration products. Also during the first quarter of 1996, a joint venture, in which the Company has a 60 percent interest, to operate and expand an existing fiber glass mat facility in China became effective.

The combined purchase price for the acquisitions and the Company's contribution to the joint venture totaled $56.5 million during the first quarter of 1996. The acquisitions were accounted for under the purchase method, and accordingly, the purchase prices were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Total purchase price in excess of net assets acquired of $41 million is being amortized on a straight-line basis over 20 years. The pro forma effect of the acquisitions is not material to the results of operations for the quarters ended March 31, 1996 and 1995.

Note 5 - Business Segment Information

The Company reports separately the results of the Building Products and Engineered Products segments. The Building Products segment consists of the Company's building insulation, commercial and industrial roofing systems and mechanical insulations businesses. The Engineered Products segment consists of the Company's specialty insulations, filtration and mats and fibers businesses.

                                                                                      (Thousands of dollars)
                                                                                               Three Months
                                                                                             Ended March 31,
- - -----------------------------------------------------------------------------------------------------------
Building Products                                                            1996                      1995
- - -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $180,500                  $179,132
Costs and Expenses                                                        156,006                   146,582
Other Income (Expense), net                                                  (161)                   (2,702)
- - -----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 24,333                  $ 29,848
===========================================================================================================

Engineered Products
- - -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $153,495                  $156,199
Costs and Expenses                                                        121,668                   124,451
Other Income (Expense), net                                                   270                       453
- - -----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 32,097                  $ 32,201
===========================================================================================================

Corporate and Eliminations
- - -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $ (7,886)                 $ (6,930)
Costs and Expenses                                                         (3,261)                   (3,412)
Other Income (Expense), net                                                 5,347                    (2,811)
- - -----------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                            $    722                  $ (6,329)
===========================================================================================================

Consolidated Total Company
- - -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $326,109                  $328,401
Costs and Expenses                                                        274,413                   267,621
Other Income (Expense), net                                                 5,456                    (5,060)
- - -----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 57,152                  $ 55,720
===========================================================================================================


Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

Report of Independent Accountants


To the Securityholders and Directors
  of Schuller International Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Schuller International Group, Inc., as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of income, cash flows and stockholder's equity for the year then ended (not presented herein); and in our report dated February 2, 1996, except for Note 21, as to which the date is March 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ COOPERS & LYBRAND L.L.P.
- - ----------------------------
    COOPERS & LYBRAND L.L.P.


Denver, Colorado
May 13, 1996

ITEM 2.

                       SCHULLER INTERNATIONAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Schuller International Group, Inc. (the "Company"), a wholly owned subsidiary of Schuller Corporation ("Schuller"), manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 43 manufacturing facilities in North America, Europe and China, and is comprised of two principal business segments: Building Products and Engineered Products.

The Building Products segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls and attics in residential and commercial buildings; the commercial and industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees; and mechanical insulations business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications.

The Engineered Products segment consists of the Company's specialty insulations and filtration business which manufactures thermal and acoustic insulation for aircraft, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment; air filtration media for commercial and industrial buildings; and ultra-fine fibers for clean room air filters and battery separators. The Engineered Products segment also includes the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes the Company's German subsidiary, Schuller GmbH.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 1996 and 1995, certain income and expense items and the percentage that such items increased (decreased):


                                                                            Three Months          Percentage
                                                                          Ended March 31,          Increase
                                                                1996                1995          (Decrease)
                                                       -------------        ------------          ----------
                                                                   (thousands of dollars)
  Net Sales:
      Building Products                                $     180,500        $    179,132            0.8
      Engineered Products                                    153,495             156,199           (1.7)
      Corporate and Eliminations                              (7,886)             (6,930)
                                                       -------------        ------------
                                                             326,109             328,401           (0.7)

   Cost of Sales                                             232,550             228,666            1.7
                                                       -------------        ------------
   Gross Profit                                               93,559              99,735           (6.2)
   Other Operating Expenses                                   41,863              38,955            7.5
   Other Income (Expense), net                                 5,456              (5,060)
                                                       -------------        ------------

   Income from Operations:
      Building Products                                       24,333              29,848          (18.5)
      Engineered Products                                     32,097              32,201           (0.3)
      Corporate and Eliminations                                 722              (6,329)
                                                       -------------        ------------
                                                       $      57,152        $     55,720            2.6
                                                       =============        ============

The Company's net sales in the first quarter of 1996 decreased slightly compared with the same period of 1995. Gross profit decreased $6.2 million, or
6.2 percent, with gross profit margins declining to 28.7 percent for the first quarter of 1996 from 30.4 percent for the first quarter of 1995, primarily due to decreased selling prices in building insulation. Income from operations for the first quarter of 1996 increased $1.5 million to $57.2 million from $55.7 million as the gross profit decline was more than offset by the recognition of a gain on the settlement of pension plans (see discussion of other income (expense), net, below) during the first quarter of 1996.

The Building Products segment reported a decrease in income from operations of $5.5 million, or 18.5 percent, compared with the first quarter of 1995. Income from operations declined principally as a result of the lower building insulation selling prices and an unfavorable product mix in roofing systems. During the first quarter of 1996, the Company acquired the commercial and industrial roofing businesses of Nord Bitumi SpA and Nord Bitumi U.S., Inc. (collectively "Nord") to complement and expand existing product lines - see Liquidity and Capital Resources. Although the Nord acquisition resulted in higher sales volumes during the first quarter of 1996, the additional sales were offset by the impacts of lower selling prices for building insulation, reflecting excess capacity in the industry. Net sales were essentially flat for mechanical insulations for the first quarter of 1996, compared with the same period of 1995.

The Engineered Products segment's first quarter 1996 income from operations was flat as net sales decreased slightly when compared with the first quarter of 1995. Selling prices for mats and fibers in the U.S. increased compared with 1995, while sales volumes were essentially flat as the Company's U.S. production remained capacity constrained. However, in total, operating results of the Company's mats and fibers business declined as net sales decreased slightly during the first quarter of 1996 due primarily to softness in European
construction markets.   Operating results of the filtration and specialty
insulations businesses were slightly improved for the first quarter of 1996 as the Company benefited from continuing strong demand for its ultra-fine fibers used for filtration, realizing higher sales volumes and selling prices, partially offset by lower sales of automotive products.

Other operating expenses include selling, general, administrative, services provided by parent and research, development and engineering expenses. These expenses increased $2.9 million, or 7.5 percent, for the first quarter of 1996 compared with the same period of 1995. The increase is principally due to additional selling, general, administrative expenses as a result of recent acquisitions and acquisition activities.

Other income, net, was $5.5 million for the first quarter of 1996 compared with other expense, net, of $5.1 million for the same period of 1995. Other income for 1996 includes a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as the ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet existing obligations and commitments. In addition, liquidity also includes the ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet the Company's strategic objectives. Therefore, liquidity should not be considered separately from capital resources, which consist of currently or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. In addition, the Company's relationship with Schuller Corporation should be considered in evaluating liquidity.

At March 31, 1996, the Company had cash and marketable securities of $124.1 million, of which $93 million was available for domestic operating purposes.
In addition, at March 31, 1996, the Company had $87 million available under a receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility, up to a maximum of $100 million, are based on the daily balance of certain outstanding trade accounts receivable adjusted for various factors as defined under the terms of the Receivables Facility. There have been no borrowings under the Receivables Facility through March 31, 1996. The Company's foreign subsidiaries also had working capital facilities totaling $68 million available for borrowing at March 31, 1996.

The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. During the first quarter of 1996, sales volumes were adversely affected by softness in European construction markets and capacity constraints in U.S. markets served by its mats and fibers and
ultra-fine fibers businesses.   The Company's building insulation business
continued to experience price declines which began in the second half of 1995 due to new capacity added by competitors.

The recent acquisition discussed in results of operations is expected to provide additional sales volumes for commercial and industrial roofing systems as it becomes fully integrated into existing product lines. While stronger housing starts reported during the first quarter of 1996, compared with the same period of 1995, should benefit the building insulation business in terms of volumes and pricing this year, selling price pressures from new industry capacity are expected to negatively impact mechanical insulations during 1996. The Company anticipates continuing softness in European markets for its mats and fibers business, along with capacity constraints in the U.S., until the
completion of expansion projects.   Meanwhile, the filtration business expects
to benefit from growing worldwide markets through capacity expansions this year, along with the March 25, 1996 acquisition of Web Dynamics, a U.S. manufacturer of synthetic filtration products.

Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. The Company estimates that approximately half of its annual sales are made to commercial and industrial markets, while approximately one-third are made to residential markets and the remainder are made to original equipment manufacturers.

The Company's investing activities for the quarter ended March 31, 1996 include the combined purchase prices for acquisitions of $49.8 million. The Company's investing activities also include capital expenditures for the three months ended March 31, 1996 totaling

$25.2 million, of which approximately $12.7 million were attributable to capacity expansion projects.

The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. In order to meet strong worldwide demand for its mats and fibers products, the Company announced plans during 1995 to increase its U.S. production capacity of continuous filament fiber glass by mid 1997. In addition, the Company entered into a joint venture in China and began expansion of an existing fiber glass mat facility, with completion expected in 1997. The Company also plans to continue the expansion of its filtration business' ultra-fine fiber production capacity during 1996 through capital spending programs. The Company currently estimates capital spending in 1996 of approximately $100 million to $110 million, excluding acquisitions, of which approximately $40 million to $50 million will be used in the capacity expansion programs described above. As of March 31, 1996, outstanding purchase commitments relating to these and other projects totaled $20.6 million. The Company plans to fund future capital spending from existing cash balances and cash flows generated by operations.

The Company's Senior Notes are governed by an indenture that contains a number of financial and operating covenants including, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by the Company and certain of its subsidiaries, transactions with Schuller Corporation and other affiliates, disposal of assets and prepayments on indebtedness subordinate to the Senior Notes. As of March 31, 1996, the maximum amount available for dividends under the terms of the indenture was approximately $181 million. Noncompliance with the covenants in the indenture could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At March 31, 1996, the Company was in compliance with these covenants.

The Company believes that its current cash position, funds available under the Receivables Facility and foreign working capital facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of its $400 million Senior Notes due in 2004, or in connection with possible future acquisitions.

Additional information regarding the Company's relationship with Schuller Corporation, accounting policies, operations, financial position and factors that may effect future operating results and operations is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

                         PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5. OTHER INFORMATION.

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

   Exhibit  27.1  Financial Statement Schedule

(b) Form 8-K
                  None

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCHULLER INTERNATIONAL GROUP, INC.
                                     ----------------------------------
                                                (Registrant)



Date:  May 15, 1996                  By:  /s/   R. B. Von Wald
                                         ---------------------------------------
                                                R. B. Von Wald
                                                Executive Vice President,
                                                General Counsel and Secretary




Date:  May 15, 1996                  By:   /s/   K. L. Jensen
                                         ---------------------------------------
                                                 K. L. Jensen
                                                 Senior Vice President, Finance

                                 EXHIBIT INDEX


Exhibit
Number                              Exhibit Description                            Page
- - ------                              -------------------                            ----
 27.1                               Financial Data Schedule