Form 10-Q
period 1996-06-30
SCHULLER INTERNATIONAL GROUP INC
filed 1996-08-08
CIK 930818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996
                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                      -----------    -----------

                       Commission file number 1-13574


                     SCHULLER INTERNATIONAL GROUP, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                           84-1196355
- -------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                               717 17th Street
                           Denver, Colorado  80202
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

Yes  [X]      No  [ ]

         Schuller International Group, Inc. is a wholly owned subsidiary of Schuller Corporation and there is no market for the registrant's common stock. As of August 8, 1996, there were 100 shares of the registrant's sole class of common stock outstanding.

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

                       SCHULLER INTERNATIONAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                              June 30,            December 31,
ASSETS                                                           1996                    1995
- ---------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents                                    $    94,751              $  140,328
  Marketable securities, at cost which
    approximates market                                         1,679                  21,043
  Receivables, net                                            241,052                 192,426
  Inventories                                                 104,094                  77,121
  Receivable from parent                                        3,899                  10,920
  Prepaid expenses                                              6,426                   4,932
  Deferred tax assets                                          27,647                  31,957
                                                          -----------------------------------
       Total Current Assets                                   479,548                 478,727

Property, Plant and Equipment,
  net of accumulated depreciation of
  $589,045 and $578,120, respectively                         753,475                 715,903
Receivable from Parent                                          9,806                   9,698
Other Assets                                                  245,842                 202,461
                                                          -----------------------------------
                                                          $ 1,488,671             $ 1,406,789
=============================================================================================

LIABILITIES
- ---------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                              $   103,104             $    91,206
  Compensation and benefits                                   104,763                  98,081
  Income taxes                                                 16,345                  11,564
  Demand note payable to parent                                25,000                  25,000
  Other accrued liabilities                                    54,603                  64,600
                                                          -----------------------------------
       Total Current Liabilities                              303,815                 290,451


Long-Term Debt, less current portion                          410,470                 408,807
Postretirement Benefits Other Than
  Pensions                                                    207,071                 203,107
Deferred Income Taxes and
  Other Noncurrent Liabilities                                300,623                 287,990
                                                          -----------------------------------
                                                            1,221,979               1,190,355
                                                          -----------------------------------
Contingencies and Commitments (Note 2)

STOCKHOLDER'S EQUITY
- ---------------------------------------------------------------------------------------------
Common Stock, $1 par value; 100 shares
  authorized, issued and outstanding
Capital in Excess of Par Value                                 57,082                  57,082
Retained Earnings                                             181,942                 126,668
Cumulative Currency Translation Adjustment                     27,668                  32,684
                                                          -----------------------------------
                                                              266,692                 216,434
                                                          -----------------------------------
                                                          $ 1,488,671              $1,406,789
=============================================================================================

           See Notes to Condensed Consolidated Financial Statements.

                       SCHULLER INTERNATIONAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of dollars)
                                  (Unaudited)


                                                              Three Months                               Six Months
                                                            Ended June 30,                           Ended June 30,
                                           -------------------------------           ------------------------------
                                                1996                  1995                 1996                1995
- -------------------------------------------------------------------------------------------------------------------
Net Sales                                  $ 381,403             $ 354,051           $  707,512           $ 682,452
Cost of Sales                                272,901               251,782              505,451             480,448
Selling, General and
  Administrative                              35,191                30,111               66,618              59,567
Research, Development
  and Engineering                              8,531                 7,820               15,583              14,290
Services Provided by
  Parent                                       3,402                 3,154                6,786               6,183
Other Income (Expense),
  net                                         (2,298)               (2,546)               3,158              (7,606)
                                             ----------------------------------------------------------------------

Income from Operations                        59,080                58,638              116,232             114,358
Interest Income                                1,711                 2,016                3,996               4,079
Interest Expense                              10,915                11,565               22,259              22,714
Interest Expense - Parent                        518                   562                1,002               1,114
                                             ----------------------------------------------------------------------

Income before Income Taxes                    49,358                48,527               96,967              94,609
Income Tax Expense                            21,223                20,637               41,693              40,683
                                             ----------------------------------------------------------------------

Net Income                                 $  28,135              $ 27,890           $   55,274           $  53,926
===================================================================================================================

           See Notes to Condensed Consolidated Financial Statements.

                       SCHULLER INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                         Six Months
                                                                                                     Ended June 30,
                                                                             --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1996                          1995
- -------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 55,274                      $ 53,926
Noncash items included in net income:
  Depreciation and amortization                                                33,737                        29,895
  Postretirement and pension benefits                                           6,135                        10,347
  Provision for furnace rebuilds                                                3,690                         4,196
  Product guarantee income                                                      3,459                         3,855
  Deferred income taxes                                                         8,169                         1,213
  Other, net                                                                   17,681                         5,065
(Increase) decrease in current assets:
  Receivables                                                                 (35,039)                      (16,688)
  Inventories                                                                 (22,596)                      (28,970)
  Prepaid expenses                                                             (1,201)                          438
  Receivable from parent                                                        6,913                         7,358
Increase (decrease) in current liabilities:
  Accounts payable                                                               (477)                       (2,236)
  Compensation and benefits                                                    (2,311)                      (15,698)
  Income taxes                                                                  4,978                         7,080
  Other accrued liabilities                                                   (12,044)                      (16,654)
Decrease in postretirement benefits other
  than pensions                                                                (3,342)                       (4,684)
Decrease in other noncurrent liabilities                                      (11,363)                       (4,230)
                                                                             --------------------------------------
Net cash provided by operating activities                                      51,663                        34,213
                                                                             --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                    (57,582)                      (46,533)
Acquisitions                                                                  (57,007)
Proceeds from sales of assets                                                   1,378                         2,083
Purchases of held-to-maturity securities                                       (7,574)                      (31,617)
Purchases of available-for-sale securities                                     (4,982)                       (6,079)
Proceeds from maturities of
  held-to-maturity securities                                                  25,946                        48,357
Proceeds from sales and maturities of
  available-for-sale securities                                                 6,082
Increase in other assets                                                       (3,222)                       (5,922)
                                                                            ---------------------------------------
Net cash used in investing activities                                         (96,961)                      (39,711)
                                                                            ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------------------------------------------------------------------------------------
Issuance of debt                                                                  679
Payments on debt                                                                  (20)                         (456)
                                                                            ---------------------------------------
Net cash provided by (used in) financing
  activities                                                                      659                          (456)
                                                                            ---------------------------------------
Effect of Exchange Rate Changes on Cash                                          (938)                          526
                                                                            ---------------------------------------
Net Decrease in Cash and Equivalents                                          (45,577)                       (5,428)
Cash and Equivalents at Beginning of Period                                   140,328                        93,428
                                                                            ---------------------------------------
Cash and Equivalents at End of Period                                        $ 94,751                      $ 88,000
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

The condensed consolidated financial statements as of June 30, 1996 and December 31, 1995 and for the three and six month periods ended June 30, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Additional information regarding the Company's accounting policies, operations and financial position, is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                                                      (Thousands of dollars)

                                                                           June 30,             December 31,
                                                                               1996                     1995
                                                                          ----------------------------------
Finished goods                                                            $  65,261                $  46,432
Raw materials and supplies                                                   26,854                   23,344
Work-in-process                                                              11,979                    7,345
                                                                          ----------------------------------
                                                                          $ 104,094                $  77,121
                                                                          ==================================

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

Note 3 - Other Income (Expense), net

Other income, net, was $3.2 million for the first six months of 1996 compared with other expense, net, of $7.6 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Note 4 - Acquisitions

On January 31, 1996, the Company acquired the commercial and industrial roofing businesses of Nord Bitumi SpA, headquartered in Italy, and Nord Bitumi U.S., Inc. On March 25, 1996, the Company acquired Web Dynamics, a U.S. manufacturer of polymer filtration products.
Also during the first quarter of 1996, a joint venture, in which the Company has a 60 percent interest, to operate and expand an existing fiber glass mat facility in China became effective, which is accounted for under the equity method.

The combined purchase price for the acquisitions and the Company's contribution to the joint venture totaled $60.1 million during the first six months of 1996. The acquisitions were accounted for under the purchase method, and accordingly, the purchase prices were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. Total purchase price in excess of net assets acquired of $41 million is being amortized on a straight-line basis over 20 years. The pro forma effect of the acquisitions is not material to the results of operations for the three or six months ended June 30, 1996 and 1995.

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

                                                                                     (Thousands of dollars)
                                                                                               Three Months
                                                                                             Ended June 30,
- -----------------------------------------------------------------------------------------------------------
Building Products                                                            1996                      1995
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                             $   227,718               $   198,335
Costs and Expenses                                                        190,928                   163,960
Other Income (Expense), net                                                  (329)                      212
- -----------------------------------------------------------------------------------------------------------
Income from Operations                                                $    36,461               $    34,587
===========================================================================================================

Engineered Products
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                             $   161,818                $  162,374
Costs and Expenses                                                        131,540                   130,837
Other Income (Expense), net                                                  (167)                       74
- -----------------------------------------------------------------------------------------------------------
Income from Operations                                                $    30,111               $    31,611
===========================================================================================================

Corporate and Eliminations
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                             $    (8,133)                 $ (6,658)
Costs and Expenses                                                         (2,443)                   (1,930)
Other Income (Expense), net                                                (1,802)                   (2,832)
- -----------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                         $    (7,492)               $   (7,560)
===========================================================================================================

Consolidated Total Company
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                             $   381,403                $  354,051
Costs and Expenses                                                        320,025                   292,867
Other Income (Expense), net                                                (2,298)                   (2,546)
- -----------------------------------------------------------------------------------------------------------
Income from Operations                                                $    59,080                $   58,638
===========================================================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

                                                                                     (Thousands of dollars)
                                                                                                 Six Months
                                                                                             Ended June 30,
- -----------------------------------------------------------------------------------------------------------
Building Products                                                            1996                      1995
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $408,218                  $377,467
Costs and Expenses                                                        346,934                   310,542
Other Income (Expense), net                                                  (490)                   (2,490)
- -----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 60,794                  $ 64,435
===========================================================================================================

Engineered Products
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $315,313                  $318,573
Costs and Expenses                                                        253,208                   255,288
Other Income (Expense), net                                                   103                       527
- -----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 62,208                  $ 63,812
===========================================================================================================

Corporate and Eliminations
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $(16,019)                 $(13,588)
Costs and Expenses                                                         (5,704)                   (5,342)
Other Income (Expense), net                                                 3,545                    (5,643)
- -----------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                            $ (6,770)                 $(13,889)
===========================================================================================================

Consolidated Total Company
- -----------------------------------------------------------------------------------------------------------
Net Sales                                                                $707,512                  $682,452
Costs and Expenses                                                        594,438                   560,488
Other Income (Expense), net                                                 3,158                    (7,606)
- -----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $116,232                  $114,358
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

Report of Independent Accountants


To the Securityholders and Directors
  of Schuller International Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Schuller International Group, Inc., as of June 30, 1996, and the related condensed consolidated statement of income for the three and six month periods ended June 30, 1996 and 1995, and the condensed consolidated statement of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


/s/  COOPERS & LYBRAND L.L.P.
- ------------------------------------
     COOPERS & LYBRAND L.L.P.

Denver, Colorado
August 8, 1996

Item 2.


                       SCHULLER INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Schuller International Group, Inc. ("the Company"), a wholly owned subsidiary of Schuller Corporation ("Schuller"), manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 45 manufacturing facilities in North America, Europe and China, and is comprised of two principal business segments: Building Products and Engineered Products.

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

The Engineered Products segment consists of the Company's specialty insulations and filtration business, which manufactures thermal and acoustic insulation for aircraft, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment; air filtration media for commercial and industrial buildings; and ultra-fine fibers for clean room air filters and battery separators. The Engineered Products segment also includes the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six month periods ended June 30, 1996 and 1995, certain income and expense items and the percentage that such items increased (decreased):

                                                                       Three Months       Percentage
                                                                     Ended June 30,        Increase
                                                            1996               1995       (Decrease)
                                                        --------      -------------       ----------
                                                              (Thousands of dollars)

Net Sales:
   Building Products                                    $227,718           $198,335             14.8
   Engineered Products                                   161,818            162,374             (0.3)
   Corporate and Eliminations                             (8,133)            (6,658)
                                                        --------           --------
                                                         381,403            354,051              7.7

Cost of Sales                                            272,901            251,782              8.4
                                                        --------           --------
Gross Profit                                             108,502            102,269              6.1
Other Operating Expenses                                  47,124             41,085             14.7
Other Expense, net                                        (2,298)            (2,546)            (9.7)
                                                        --------           --------

Income from Operations:
   Building Products                                      36,461             34,587              5.4
   Engineered Products                                    30,111             31,611             (4.7)
   Corporate and Eliminations                             (7,492)            (7,560)
                                                        --------           --------
                                                        $ 59,080           $ 58,638              0.8
                                                        ========           ========


                                                                         Six Months       Percentage
                                                                      Ended June 30,       Increase
                                                            1996               1995       (Decrease)
                                                        --------      -------------       ----------
                                                              (Thousands of dollars)

Net Sales:
   Building Products                                    $408,218           $377,467              8.1
   Engineered Products                                   315,313            318,573             (1.0)
   Corporate and Eliminations                            (16,019)           (13,588)
                                                        --------           --------
                                                         707,512            682,452              3.7

Cost of Sales                                            505,451            480,448              5.2
                                                        --------           --------
Gross Profit                                             202,061            202,004
Other Operating Expenses                                  88,987             80,040             11.2

Other Income (Expense), net                                3,158             (7,606)
                                                        --------           --------

Income from Operations:
   Building Products                                      60,794             64,435             (5.7)
   Engineered Products                                    62,208             63,812             (2.5)
   Corporate and Eliminations                             (6,770)           (13,889)
                                                        --------           --------
                                                        $116,232           $114,358              1.6
                                                        ========           ========

Second Quarter 1996 Compared With Second Quarter 1995

The Company's net sales for the second quarter of 1996 increased $27.3 million, or 7.7 percent, to $381.4 million from $354.1 million for the same period of 1995. Gross profit increased $6.2 million, or 6.1 percent, compared with the second quarter of 1995. Gross profit margins were 28.4 percent and 28.9 percent for the quarters ended June 30, 1996 and 1995, respectively. Income from operations for the second quarter of 1996 was $59.1 million, up slightly from $58.6 million for the second quarter of 1995.

The Building Products segment's net sales for the second quarter of 1996 increased $29.4 million, or 14.8 percent, compared with the same period of 1995. Income from operations increased $1.9 million, or 5.4 percent. These increases are due primarily to the inclusion of the operating results of the Nord Bitumi SpA and Nord Bitumi U.S., Inc. (collectively "Nord") businesses acquired earlier in 1996 by the commercial and industrial roofing systems business. The building insulation business benefited from stronger U.S. housing starts which resulted in higher sales volume during the second quarter of 1996. However, lower selling prices resulted in moderately lower operating profits as the industry continued to experience excess capacity. Mechanical insulations reported improved operating results, reflecting continued strength in commercial and industrial construction markets coupled with enhanced productivity.

The Engineered Products segment's income from operations decreased $1.5 million, or 4.7 percent, and net sales were flat compared with the second quarter of 1995. Net sales were unchanged and income from operations for U.S. mats and fibers declined slightly when compared with 1995. The Company's U.S. production remained capacity constrained, along with other market suppliers, which led to higher selling prices. Sales volumes were negatively affected for a significant portion of the second quarter of 1996 by the shutdown and rebuilding of a furnace for regular maintenance and to increase production capacity. The operating results of the worldwide mats and fibers business declined as U.S. dollar-reported results of the Company's German operations decreased due to the strengthening of the U.S. dollar against the German mark, along with continuing weakness in European construction markets. The filtration and specialty insulations businesses experienced slightly higher net sales and operating income as the continued demand for ultra-fine fibers used for filtration and improvements in sales of HVAC equipment insulation were partially offset by weakness in sales of automotive insulation products.

Other operating expenses include selling, general, administrative and research, development and engineering expenses and services provided by parent. These expenses increased $6 million, or 14.7 percent, principally due to additional expenses as a result of recent acquisitions, acquisition activities and increased product and process improvement programs.

First Six Months of 1996 Compared With First Six Months of 1995

The Company's net sales for the six months ended June 30, 1996 increased $25 million, or 3.7 percent, to $707.5 million from $682.5 million for the same period of 1995. Gross profit was flat compared with 1995, with gross profit margins of 28.6 percent and 29.6 percent for 1996 and 1995, respectively, reflecting lower building insulation prices realized during 1996. Income from operations increased $1.8 million, or
1.6 percent, to $116.2 million from $114.4 million.

The Building Products segment's net sales increased $30.7 million, or 8.1 percent, compared with the same period of 1995. The increase in net sales is due mainly to the Nord acquisition. Increased building insulation sales volumes due to stronger 1996 U.S. housing starts were offset by lower selling prices. Income from operations decreased $3.6 million, or 5.7 percent, primarily as a result of lower building insulation prices due to excess industry capacity. Net sales and operating income for mechanical insulations were essentially flat compared with 1995.

The Engineered Products segment's income from operations decreased $1.6 million, or 2.5 percent, on a one percent, or $3.3 million, decrease in net sales compared with the first six months of 1995. While net sales and income from operations for U.S. mats and fibers were essentially flat compared with 1995 as U.S. production remained capacity constrained, U.S. dollar-reported results of the Company's German operations decreased due to the strengthening of the U.S. dollar against the German mark, along with continuing weakness in European construction markets. The filtration and specialty insulations businesses experienced slightly higher net sales and operating income as the continued demand for ultra-fine fibers used for filtration and improvements in sales of HVAC equipment insulation were partially offset by weakness in sales of automotive insulation products.

Other operating expenses increased $8.9 million, or 11.2 percent, for the first half of 1996 compared with the same period of 1995. The increase is principally due to additional expenses associated with acquisitions, acquisition activities and increased product and process improvement programs.

Other income, net, was $3.2 million for the first six months of 1996 compared with other expense, net, of $7.6 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

LIQUIDITY AND CAPITAL RESOURCES

The Company broadly defines liquidity as the ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet existing obligations and commitments. In addition, liquidity also includes the ability to obtain appropriate financing and to convert into cash those assets that are no longer required to meet the Company's strategic objectives. Therefore, liquidity should not be considered separately from capital resources, which consist of currently or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. In addition, the Company's relationship with Schuller Corporation should be considered in evaluating liquidity.

At June 30, 1996, the Company had cash and marketable securities of $96.4 million, of which $72 million was available for domestic operating purposes. In addition, at June 30, 1996, the Company had a $100 million receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility are based on the daily balance of certain outstanding trade accounts receivable adjusted for various factors as defined under the terms of the Receivables Facility. There have been no borrowings under the Receivables Facility through June 30, 1996. The Company's foreign subsidiaries also had working capital facilities totaling $65.7 million available for borrowing at June 30, 1996.

The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. During the first six months of 1996, sales volumes were positively influenced by strong U.S. construction markets, partially offset by softness in European construction markets and capacity constraints in U.S. markets served by the Company's mats and fibers and ultra-fine fibers businesses. The Company's building insulation business continued to experience price declines which began in the second half of 1995 due to new capacity. In addition, changes in the Company's accounts receivable and inventory balances reflect changes in actual and anticipated sales levels. Increases in sales volumes, primarily from the acquisitions completed during 1996, resulted in a larger increase in accounts receivable for the first six months of 1996 when compared with the same period of 1995. Meanwhile, production capacity constraints combined with strong demand, particularly in mats and fibers, resulted in a smaller increase in inventory balances than was reported for the first six months of 1995.

Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. The Company estimates that approximately half of its annual sales are made to commercial and industrial construction markets, while approximately one-third are made to residential construction markets and the remainder are made to original equipment manufacturers.

The Company's investing activities for the six months ended June 30, 1996 include the combined cash purchase prices for acquisitions and contributions to its joint venture of $57 million. The Company's investing activities also include capital expenditures for the six months ended June 30, 1996 totaling $57.6 million, of which approximately $27.9 million were for capacity expansion projects.

The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. In order to meet worldwide demand for its mats and fibers products, the Company announced plans during 1995 to increase its U.S. production capacity of continuous filament fiber glass by mid 1997. The increase will be accomplished primarily by reconstructing an existing furnace, while also expanding existing capacity. In addition, the Company entered into a joint venture in China and began expansion of an existing fiber glass mat facility, with completion expected in 1997. The Company also plans to complete the current expansion of its filtration business' ultra-fine fiber production capacity during 1996 through capital spending programs. The Company currently estimates capital spending in 1996 of approximately $100 million to $110 million, excluding acquisitions, of which approximately $40 million to $50 million will be used in the capacity expansion programs described above. As of June 30, 1996, outstanding purchase commitments relating to these and other projects totaled $16.7 million.

The Company's Senior Notes are governed by an indenture that contains a number of financial and operating covenants including, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by the Company and certain of its subsidiaries, transactions with Schuller Corporation and other affiliates, disposal of assets and prepayments on indebtedness subordinate to the Senior Notes. As of June 30, 1996, the maximum amount available for dividends under the terms of the indenture was approximately $192 million. Noncompliance with the covenants in the indenture could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At June 30, 1996, the Company was in compliance with these covenants.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 Exhibit 27.1, Financial Statement Schedules.

         (b)     Form 8-K.

                 None.

                                  SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SCHULLER INTERNATIONAL GROUP, INC.
                                      ------------------------------------------
                                                    (Registrant)



Date:  August 8, 1996                 By:   /s/   R. B. VON WALD
                                         ---------------------------------------
                                                  R. B. Von Wald
                                                  Executive Vice President,
                                                  General Counsel and Secretary




Date:  August 8, 1996                 By:   /s/   K. L. JENSEN
                                         ---------------------------------------
                                                  K. L. Jensen
                                                  Senior Vice President and
                                                  Chief Financial Officer

                               EXHIBIT INDEX

Exhibit
Number                      Exhibit Description                           Page
- -------                     -------------------                           ----

 27.1                  Financial Statement Schedules.