Form 10-Q
period 1996-09-30
SCHULLER INTERNATIONAL GROUP INC
filed 1996-11-14
CIK 930818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

          Commission file number 1-13574


                       SCHULLER INTERNATIONAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     84-1196355
  -------------------------------                      -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                               717 17th Street
                            Denver, Colorado  80202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 978-2000
                                 ---------------
              (Registrant's telephone number, including area code)

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

Yes  [X]      No [ ]

         Schuller International Group, Inc. is a wholly owned subsidiary of Schuller Corporation and there is no market for the registrant's common stock. As of November 8, 1996, there were 100 shares of the registrant's sole class of common stock outstanding.

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

                       SCHULLER INTERNATIONAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                                         September 30,                  December 31,
ASSETS                                                                           1996                          1995
-------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and equivalents                                                     $   85,697                    $  140,328
  Marketable securities, at cost which
    approximates market                                                         2,689                        21,043
  Receivables, net                                                            266,689                       192,426
  Inventories                                                                 111,787                        77,121
  Receivable from parent                                                        3,899                        10,920
  Prepaid expenses                                                              7,538                         4,932
  Deferred tax assets                                                          26,044                        31,957
                                                                           ----------------------------------------
    Total Current Assets                                                      504,343                       478,727

Property, Plant and Equipment,
  net of accumulated depreciation of
  $616,860 and $578,120, respectively                                         787,749                       715,903
Receivable from Parent                                                          9,950                         9,698
Other Assets                                                                  321,884                       202,461
                                                                           ----------------------------------------
                                                                           $1,623,926                    $1,406,789
===================================================================================================================
LIABILITIES
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Accounts and notes payable                                               $  141,132                    $   91,206
  Compensation and benefits                                                   102,783                        98,081
  Income taxes                                                                 17,585                        11,564
  Note payable to parent                                                                                     25,000
  Other accrued liabilities                                                    59,870                        64,600
                                                                           ----------------------------------------
    Total Current Liabilities                                                 321,370                       290,451

Long-Term Debt, less current portion                                          418,147                       408,807
Notes Payable to Parent                                                        75,000
Postretirement Benefits Other Than
  Pensions                                                                    205,334                       203,107
Deferred Income Taxes and
  Other Noncurrent Liabilities                                                304,185                       287,990
                                                                           ----------------------------------------
                                                                            1,324,036                     1,190,355
                                                                           ----------------------------------------
Contingencies and Commitments (Note 3)

STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------------------------------------------
Common Stock, $1 par value; 100 shares
  authorized, issued and outstanding
Capital in Excess of Par Value                                                 57,082                        57,082
Retained Earnings                                                             215,492                       126,668
Cumulative Currency Translation Adjustment                                     27,316                        32,684
                                                                           ----------------------------------------
                                                                              299,890                       216,434
                                                                           ----------------------------------------
                                                                           $1,623,926                    $1,406,789
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       SCHULLER INTERNATIONAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of dollars)
                                  (Unaudited)


                                                            Three Months                                Nine Months
                                                      Ended September 30,                        Ended September 30,
                                           -----------------------------            -------------------------------
                                               1996                 1995                 1996                  1995
-------------------------------------------------------------------------------------------------------------------
Net Sales                                  $422,978             $363,094           $1,130,490            $1,045,546
Cost of Sales                               301,539              265,069              806,990               745,517
Selling, General and
  Administrative                             37,314               30,531              103,932                90,098
Research, Development
  and Engineering                             8,550                7,187               24,133                21,477
Services Provided by
  Parent                                      3,465                2,954               10,251                 9,137
Other Income (Expense),
  net                                        (1,797)                 593                1,361                (7,013)
                                            ------------------------------------------------------------------------

Income from Operations                       70,313               57,946              186,545               172,304
Interest Income                               1,503                1,891                5,499                 5,970
Interest Expense                             11,749               10,266               34,008                32,980
Interest Expense - Parent                       980                  548                1,982                 1,662
                                           ------------------------------------------------------------------------

Income before Income Taxes                   59,087               49,023              156,054               143,632
Income Tax Expense                           25,537               21,077               67,230                61,760
                                           ------------------------------------------------------------------------

Net Income                                 $ 33,550             $ 27,946           $   88,824            $   81,872
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                       SCHULLER INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                        Nine Months
                                                                                                 Ended September 30,
                                                                            ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1996                          1995
-------------------------------------------------------------------------------------------------------------------
Net income                                                                  $  88,824                      $ 81,872
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                                51,542                        46,413
  Deferred taxes                                                               11,814                         4,195
  Product guarantee income                                                      6,019                         6,518
  Provision for furnace rebuilds                                                5,616                         6,183
  Postretirement and pension benefits                                           8,877                        15,434
  Other, net                                                                   19,129                         7,878
(Increase) decrease in current assets:
  Receivables                                                                 (28,332)                      (23,706)
  Inventories                                                                 (17,047)                      (21,747)
  Prepaid expenses                                                             (2,309)                       (1,653)
  Receivable from parent                                                        6,769                         7,315
Increase (decrease) in current liabilities:
  Accounts payable                                                             (9,721)                        1,433
  Compensation and benefits                                                   (10,512)                      (16,733)
  Income taxes                                                                  6,232                         7,652
  Other accrued liabilities                                                    (9,903)                       (9,371)
Decrease in postretirement benefits other
  than pensions                                                                (8,257)                      (11,702)
Decrease in other noncurrent liabilities                                      (14,044)                       (1,211)
                                                                            ---------------------------------------
Net cash provided by operating activities                                     104,697                        98,770
                                                                            ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                    (76,840)                      (80,105)
Acquisitions                                                                 (151,555)
Proceeds from sales of assets                                                   1,567                         2,023
Purchases of held-to-maturity securities                                       (8,580)                      (33,673)
Purchases of available-for-sale securities                                     (4,982)                       (6,080)
Proceeds from maturities of
  held-to-maturity securities                                                  25,946                        58,357
Proceeds from sales or maturities of
  available-for-sale securities                                                 6,082
(Increase) decrease in other assets                                             4,859                       (14,044)
                                                                            ---------------------------------------
Net cash used in investing activities                                        (203,503)                      (73,522)
                                                                            ---------------------------------------

                       SCHULLER INTERNATIONAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, continued
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                        Nine Months
                                                                                                 Ended September 30,
                                                                            ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:                                            1996                          1995
-------------------------------------------------------------------------------------------------------------------
Issuance of debt - external                                                 $     724                      $  5,339
Issuance of debt - parent                                                      50,000
Payments on debt - external                                                    (5,213)                         (518)
                                                                            ---------------------------------------
Net cash provided by financing activities                                      45,511                         4,821
                                                                            ---------------------------------------

Effect of Exchange Rate Changes on Cash                                        (1,336)                          167
                                                                            ---------------------------------------
Net Increase (Decrease) in Cash and Equivalents                               (54,631)                       30,236
Cash and Equivalents at Beginning of Period                                   140,328                        93,428
                                                                            ---------------------------------------
Cash and Equivalents at End of Period                                       $  85,697                      $123,664
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

The condensed consolidated financial statements as of September 30, 1996 and December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles.

The Company has reclassified the presentation of certain prior period information to conform with the current presentation format.

Additional information regarding the Company's accounting policies, operations and financial position, is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                                                     (Thousands of dollars)
                                                                          September 30,        December 31,
                                                                                  1996                1995
                                                                          --------------------------------
Finished goods                                                                $ 64,976             $46,432
Raw materials and supplies                                                      35,298              23,344
Work-in-process                                                                 11,513               7,345
                                                                          --------------------------------
                                                                              $111,787             $77,121
                                                                          ================================

Note 2 - Notes Payable to Parent

During August 1996, the Company executed a $50 million note payable to Schuller Corporation, due October 1, 1998. The proceeds were used to partially finance the acquisition of NRG Barriers, Inc. ("NRG") - see Note 5. Also during the third quarter of 1996, a $25 million note to Schuller Corporation has been reclassified from current liabilities to long term debt.

Note 3 - Contingencies and Commitments

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

During 1995, the Company and its liability insurance carriers reached a settlement with respect to the extent of coverage to be provided by such carriers. In addition, during 1995, the Company and the former owner of the phenolic roofing insulation business reached an agreement with respect to the costs to be reimbursed by the former owner. Pursuant to these agreements, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

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

Note 4 - Other Income (Expense), net

Other income, net, was $1.4 million for the first nine months of 1996 compared with other expense, net, of $7 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

Note 5 - Acquisitions

In August 1996, the Company acquired NRG Barriers, Inc., a U.S. manufacturer of commercial roofing insulation, and the assets of Dibiten USA and Dibiten Mexico, manufacturers of commercial roofing products, in separate transactions. Nord Bitumi SpA, headquartered in Italy, and Nord Bitumi U.S., Inc., manufacturers of commercial roofing products, were acquired in the first quarter of 1996. Also during the first quarter of 1996, the Company acquired Web Dynamics, a U.S. manufacturer of polymer filtration products. The acquisitions were accounted for under the purchase method, and accordingly, the purchase prices were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. In addition, a joint venture, in which the Company has a 60 percent interest, to operate and expand an existing fiber glass mat facility in China, became effective January 1, 1996, and is accounted for under the equity method.

The combined cash purchase price for the acquisitions and the Company's contribution to the joint venture totaled $151.6 million during the first nine
months of 1996.   Total purchase prices in excess of net assets acquired of
approximately $125 million are being amortized on a straight-line basis over 20 years. In connection with these acquisitions, the Company assumed $43 million of debt, $38 million of which was outstanding at September 30, 1996. The operating results of the acquired businesses have been included in the condensed consolidated statement of income from the dates of acquisition.

Note 6 - Business Segment Information

The Company reports separately the results of the Building Products and Engineered Products segments. The Building Products segment consists of the Company's building insulation, commercial and industrial roofing systems and mechanical insulations businesses. The Engineered Products segment consists of the Company's specialty insulations, filtration and mats and fibers businesses.

                                                                                      (Thousands of dollars)
                                                                                               Three Months
                                                                                         Ended September 30,
-----------------------------------------------------------------------------------------------------------
Building Products                                                            1996                      1995
-----------------------------------------------------------------------------------------------------------
Net Sales                                                                $268,452                  $219,328
Costs and Expenses                                                        222,934                   185,463
Other Income (Expense), net                                                  (846)                    1,378
-----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 44,672                  $ 35,243
===========================================================================================================

Engineered Products
-----------------------------------------------------------------------------------------------------------
Net Sales                                                                $163,442                  $149,736
Costs and Expenses                                                        130,771                   122,263
Other Income (Expense), net                                                   606                     1,222
-----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 33,277                  $ 28,695
===========================================================================================================

Corporate and Eliminations
-----------------------------------------------------------------------------------------------------------
Net Sales                                                                $ (8,916)                 $ (5,970)
Costs and Expenses                                                         (2,837)                   (1,985)
Other Income (Expense), net                                                (1,557)                   (2,007)
-----------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                            $ (7,636)                 $ (5,992)
===========================================================================================================

Consolidated Total Company
-----------------------------------------------------------------------------------------------------------
Net Sales                                                                $422,978                  $363,094
Costs and Expenses                                                        350,868                   305,741
Other Income (Expense), net                                                (1,797)                      593
-----------------------------------------------------------------------------------------------------------
Income from Operations                                                   $ 70,313                  $ 57,946
===========================================================================================================

Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Building Products segment (at prices approximating market).

                                                                                      (Thousands of dollars)
                                                                                                Nine Months
                                                                                         Ended September 30,
-----------------------------------------------------------------------------------------------------------
Building Products                                                            1996                      1995
-----------------------------------------------------------------------------------------------------------
Net Sales                                                              $  676,670                $  596,795
Costs and Expenses                                                        569,868                   496,005
Other Income (Expense), net                                                (1,336)                   (1,112)
-----------------------------------------------------------------------------------------------------------
Income from Operations                                                 $  105,466                $   99,678
===========================================================================================================

Engineered Products
-----------------------------------------------------------------------------------------------------------
Net Sales                                                              $  478,755                $  468,309
Costs and Expenses                                                        383,979                   377,551
Other Income (Expense), net                                                   709                     1,749
-----------------------------------------------------------------------------------------------------------
Income from Operations                                                 $   95,485                $   92,507
===========================================================================================================

Corporate and Eliminations
-----------------------------------------------------------------------------------------------------------
Net Sales                                                              $  (24,935)               $  (19,558)
Costs and Expenses                                                         (8,541)                   (7,327)
Other Income (Expense), net                                                 1,988                    (7,650)
-----------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                          $  (14,406)               $  (19,881)
===========================================================================================================

Consolidated Total Company
-----------------------------------------------------------------------------------------------------------
Net Sales                                                              $1,130,490                $1,045,546
Costs and Expenses                                                        945,306                   866,229
Other Income (Expense), net                                                 1,361                    (7,013)
-----------------------------------------------------------------------------------------------------------
Income from Operations                                                 $  186,545                $  172,304
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

Report of Independent Accountants

To the Securityholders and Directors
  of Schuller International Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Schuller International Group, Inc., as of September 30, 1996, and the related condensed consolidated statement of income for the three and nine month periods ended September 30, 1996 and 1995, and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


/s/  COOPERS & LYBRAND L.L.P.
-----------------------------
     COOPERS & LYBRAND L.L.P.

Denver, Colorado
November 12, 1996

ITEM 2.


                       SCHULLER INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Schuller International Group, Inc. ("the Company"), a wholly owned subsidiary of Schuller Corporation ("Schuller"), manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency air filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 50 manufacturing facilities in North America, Europe and China, and is comprised of two principal business segments: Building Products and Engineered Products.

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

The Engineered Products segment consists of the Company's specialty insulations and filtration business, which manufactures thermal and acoustic insulation for aircraft, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment; air filtration media for commercial and industrial buildings; and ultra-fine fibers for clean room air filters and battery separators. The Engineered Products segment also includes the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall coverings and plastic products.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine month periods ended September 30, 1996 and 1995, certain income and expense items and the percentage that such items increased:

                                                                       Three Months
                                                                 Ended September 30,          Percentage
                                                            1996               1995             Increase
                                                      ----------         ----------           ----------
                                                              (Thousands of dollars)

Net Sales:
   Building Products                                  $  268,452         $  219,328                 22.4
   Engineered Products                                   163,442            149,736                  9.2
   Corporate and Eliminations                             (8,916)            (5,970)
                                                      ----------         ----------
                                                         422,978            363,094                 16.5

Cost of Sales                                            301,539            265,069                 13.8
                                                      ----------         ----------
Gross Profit                                             121,439             98,025                 23.9
Other Operating Expenses                                  49,329             40,672                 21.3
Other Income (Expense), net                               (1,797)               593
                                                      ----------         ----------

Income from Operations:
   Building Products                                      44,672             35,243                 26.8
   Engineered Products                                    33,277             28,695                 16.0
   Corporate and Eliminations                             (7,636)            (5,992)
                                                      ----------         ----------
                                                      $   70,313         $   57,946                 21.3
                                                      ==========         ==========

                                                                        Nine Months
                                                                 Ended September 30,          Percentage
                                                            1996               1995             Increase
                                                      ----------         ----------      ---------------
                                                              (Thousands of dollars)

Net Sales:
   Building Products                                  $  676,670         $  596,795                 13.4
   Engineered Products                                   478,755            468,309                  2.2
   Corporate and Eliminations                            (24,935)           (19,558)
                                                      ----------         ----------
                                                       1,130,490          1,045,546                  8.1

Cost of Sales                                            806,990            745,517                  8.2
                                                      ----------         ----------
Gross Profit                                             323,500            300,029                  7.8
Other Operating Expenses                                 138,316            120,712                 14.6
Other Income (Expense), net                                1,361             (7,013)
                                                      ----------         ----------

Income from Operations:
   Building Products                                     105,466             99,678                  5.8
   Engineered Products                                    95,485             92,507                  3.2
   Corporate and Eliminations                            (14,406)           (19,881)
                                                      ----------         ----------
                                                      $  186,545         $  172,304                  8.3
                                                      ==========         ==========


Third Quarter 1996 Compared With Third Quarter 1995
---------------------------------------------------

The Company's net sales for the third quarter of 1996 increased $59.9 million, or 16.5 percent, to $423 million from $363.1 million for the same period of 1995. Gross profit increased $23.4 million, or 23.9 percent, compared with the third quarter of 1995, with gross profit margins of 28.7 percent and 27 percent for the quarters ended September 30, 1996 and 1995, respectively. Income from operations for the third quarter of 1996 increased $12.4 million, or 21.3 percent, to $70.3 million from $57.9 million.

The Building Products segment's net sales increased $49.2 million, or 22.4 percent, to $268.5 million compared with $219.3 million for the third quarter of 1995. Income from operations increased $9.5 million, or 26.8
percent, to $44.7 million from $35.2 million.   The increase in net sales is
due primarily to the inclusion of the commercial and industrial roofing businesses acquired during 1996. In addition to the acquisitions, the operating results of the roofing business increased due to higher selling prices during the third quarter of 1996, while the third quarter of 1995 reflected higher raw materials costs and other nonrecurring expenses. The building insulation business reported moderately improved net sales for the third quarter of 1996 as higher volumes from increased housing starts in the U.S. and Canada more than offset the effects of continuing pricing pressures. Income from operations likewise improved as the Company realized production efficiencies from operating at high capacity output levels to meet the current strong demand. Mechanical insulations reported improved operating results on higher sales volumes, reflecting market share gains and continued strengthening of commercial and industrial construction markets.

The Engineered Products segment's net sales increased $13.7 million, or 9.2 percent, to $163.4 million compared with $149.7 million for the third quarter of 1995. Income from operations increased $4.6 million, or 16 percent, to $33.3 million from $28.7 million. The U.S. mats and fibers business reported significantly higher net sales and income from operations due to increased sales volumes and enhanced productivity. These improvements are due primarily to expanded production capacity resulting from the 1996 second quarter completion of a furnace rebuild, and slightly higher selling prices due to industry capacity constraints.

The U.S. operating results were partially offset by continuing weakness in European construction markets and decreases in the U.S. dollar-reported results of the Company's German operations due to strengthening of the U.S. dollar against the German mark. The specialty insulations and filtration businesses experienced slightly higher overall net sales and operating income due to improvements in sales of HVAC equipment insulation and growing, yet highly competitive, markets for ultra-fine fibers. These operating improvements were partially offset by increased fixed costs related to recently completed capacity expansions in filtration, along with weakness in sales of automotive insulation products due to competition from alternate materials.

Other operating expenses include selling, general, administrative and research, development and engineering expenses, and services provided by parent. These expenses, while increasing $8.7 million, remained relatively constant at 11.7 percent and 11.2 percent of net sales for the third quarters of 1996 and 1995, respectively. The increase is principally due to the additional expenses as a result of recently acquired companies, the cost of acquisition activities, and increased product and process improvement programs.

First Nine Months of 1996 Compared With First Nine Months of 1995
-----------------------------------------------------------------

The Company's net sales for the nine months ended September 30, 1996 increased $84.9 million, or 8.1 percent, to $1.13 billion from $1.05 billion for 1995. Gross profit increased $23.5 million, or 7.8 percent, compared with 1995, with gross profit margins of 28.6 percent and 28.7 percent for 1996 and 1995, respectively. Income from operations for the nine months ended September 30, 1996 increased $14.2 million, or 8.3 percent, to $186.5 million from $172.3 million.

The Building Products segment's net sales increased $79.9 million, or 13.4 percent, to $676.7 million compared with $596.8 million for the same period of
1995.   Income from operations increased $5.8 million, or 5.8 percent, to
$105.5 million from $99.7 million. The net sales increase is principally due to the inclusion of the operating results of the 1996 acquisitions by the commercial and industrial roofing systems business. Also during the first nine months of 1996, the roofing business experienced increased selling prices and lower operating costs when compared with 1995. While net sales for the building insulation business increased during the first nine months of 1996, operating profits declined as lower selling prices more than offset the effects of increased housing starts and recent productivity improvements. Net sales and operating income for mechanical insulations increased slightly compared with 1995 as nonresidential construction markets remained strong.

The Engineered Products segment's net sales increased $10.5 million, or 2.2 percent, to $478.8 million compared with $468.3 million for the same period of 1995. Income from operations increased $3 million, or 3.2 percent, to $95.5 million from $92.5 million. Net sales and income from operations for U.S. mats and fibers increased moderately compared with

1995 on higher selling prices, as industry capacity remained constrained, and higher sales volumes, as the Company's capacity was expanded mid year 1996. These improvements were partially offset by decreases in the Company's German operations due to the continuing weakness in European construction markets, along with the strength of the U.S. dollar against the German mark. The filtration and specialty insulations businesses reported moderately improved operating income on slightly higher net sales as strong demand for ultra-fine fibers used for filtration and increases in sales of HVAC equipment insulation were partially offset by weakness in sales of automotive insulation products.

Other operating expenses increased $17.6 million, and were slightly higher as a percentage of net sales for 1996 at 12.2 percent compared with 11.5 percent for the first nine months of 1995. The increase is principally due to the additional expenses of recently acquired companies, the cost of acquisition activities, and increased product and process improvement programs.

Other income, net, was $1.4 million for the first nine months of 1996 compared with other expense, net, of $7 million for the same period of 1995. Other income for 1996 included a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the

Company against the former owner of the phenolic roofing business.

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

The Company's Senior Notes are governed by an indenture that contains a number of financial and operating covenants including, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by the Company and certain of its subsidiaries, transactions with Schuller Corporation and other affiliates, disposal of assets and prepayments on indebtedness subordinate to the Senior Notes. As of September 30, 1996, the maximum amount available for dividends under the terms of the indenture was approximately $214.5 million. Noncompliance with the covenants in the indenture could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At September 30, 1996, the Company was in compliance with these covenants.

At September 30, 1996, the Company had cash and marketable securities of $88.4 million, of which $53.2 million was available for domestic operating purposes. In addition, at September 30, 1996, the Company had a $100 million receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility are based on the daily balance of certain outstanding trade accounts receivable adjusted for various factors as defined under the terms of the Receivables Facility. There have been no borrowings under the Receivables Facility through September 30, 1996. The Company's international subsidiaries also had borrowing and working capital facilities totaling $85 million at September 30, 1996. These facilities, of which $80 million was available for borrowing at September 30, 1996, are secured by the Company's shares and interests in certain international subsidiaries and joint ventures.

The Company's net operating activities provided $104.7 million of cash during the first nine months of 1996. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. Selling prices are subject to factors influenced by the competitive environment in which the Company operates, including fluctuations in overall capacity utilization.

During the first nine months of 1996, sales volumes increased due to continued strength in U.S. construction markets, recently completed acquisitions and increases in operating capacity, partially offset by softness in European construction markets. The Company's building insulation business continued to experience price declines which began in the second quarter of 1995 due to new industry capacity. Building insulation should, however, benefit for the remainder of 1996 from strong housing starts experienced through August 1996. While pricing for the Company's mats and fibers has been strong in 1996 as industry production was constrained, recently added capacity may adversely impact future pricing.

The Company's investing activities included the combined cash purchase prices for acquisitions and contributions to a joint venture totaling $151.6 million during the first nine months of 1996. The Company's capital expenditures for the nine months ended September 30, 1996 totaled $76.8 million, excluding acquisitions, of which approximately $35 million were for capacity expansion projects. The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity and technology innovations. The Company currently estimates capital spending in 1996 of approximately $100 million to $110 million, excluding acquisitions, of which approximately $40 million to $50 million will be used in capacity expansion programs.

As of September 30, 1996, outstanding purchase commitments relating to these and other projects totaled $24.1 million.

The Company's financing activities for the first nine months of 1996 included the proceeds from a $50 million note payable to Schuller Corporation, due October 1, 1998. The proceeds were used to partially finance the acquisition of NRG Barriers, Inc. during the third quarter of 1996.

The Company believes that its current cash position, funds available from borrowing facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of its $400 million Senior Notes due in 2004, or in connection with possible significant future acquisitions.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) the expected effect of strong housing starts experienced through August 1996 on results for the building insulations business, (ii) possible price decreases due to increased capacity in the mats and fibers industry, (iii) the Company's planned expansion of production capacity of continuous filament fiber glass, fiber glass mat and ultra-fine fiber and (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service, dividends and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

Factors that could affect the forward looking statements generally are related to demand for the Company's products and to overall capacity levels in the industry. Demand for such products is cyclical and is influenced by macroeconomic factors affecting demand in residential and commercial construction and replacement markets and demand from original equipment manufacturers, including the general rate of inflation, interest rates, employment rates and overall consumer confidence. Approximately half of the Company's annual sales are made to customers in commercial and industrial construction markets, while approximately one-third are made to customers in residential construction markets. The remainder of the Company's annual sales are made to original equipment manufacturers. Overall capacity levels in the industry directly affect prices for the Company's products. Other factors that may affect prices include the overall competitive environment in which the Company operates, the availability and pricing of raw materials, rates of technological development and changes in productivity. In addition, overall demand for the Company's products could be affected by the factors described in "BUSINESS - Occupational Health and Safety Regulations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Other factors also could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, including, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.


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



                               SCHULLER INTERNATIONAL GROUP, INC.
                               ----------------------------------
                                          (Registrant)



Date:  November 14, 1996       By:   /s/   R. B. Von Wald
                                   ---------------------------------------
                                           R. B. Von Wald
                                           Executive Vice President,
                                           General Counsel and Secretary




Date: November 14, 1996        By:   /s/   K. L. Jensen
                                   ---------------------------------------
                                           K. L. Jensen
                                           Senior Vice President and
                                           Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
  27.1             -  Financial Statement Schedules.
