Form 10-K405
period 1996-12-31
SCHULLER INTERNATIONAL GROUP INC
filed 1997-03-31
CIK 930818

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                       OR
                  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM --------------- TO
                       ---------------
                       COMMISSION FILE NUMBER 1-13574

                       SCHULLER INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                          84-1196355
      (State or other jurisdiction of                  (I.R.S. employer identification no.)
       incorporation or organization)

     717 17TH STREET, DENVER, COLORADO                                80202
  (Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 978-2000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                     -----------------------------------------
       10 7/8% Senior Notes Due 2004                      New York Stock Exchange, Inc.

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X]          No [ ]

Schuller International Group, Inc. is a wholly owned subsidiary of Schuller Corporation, and there is no market for the registrant's common stock. As of March 3, 1997, there were 100 shares of the registrant's sole class of common stock outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction J of Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
ITEM 1.    BUSINESS....................................................    1
           Introduction................................................    1
           Significant Developments in 1996............................    1
           Description of the Business.................................    1
           Building Products...........................................    2
           Engineered Products.........................................    3
           Materials...................................................    4
           Research and Development....................................    5
           Patents.....................................................    5
           Labor Relations.............................................    5
           Seasonality.................................................    5
           Environmental Regulations...................................    5
           Occupational Health and Safety Aspects of the Company's
             Products..................................................    5
ITEM 2.    PROPERTIES..................................................    8
           Headquarters................................................    8
           Manufacturing and Development Facilities....................    8
ITEM 3.    LEGAL PROCEEDINGS...........................................    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.......................................    9
ITEM 6.    SELECTED FINANCIAL DATA.....................................    9
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................   10
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   17
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................   44

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   44
ITEM 11.   EXECUTIVE COMPENSATION......................................   44
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT................................................   44
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   44

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.......................................................   45

     The "Company" or "Schuller" when used in this Form 10-K refers to Schuller International Group, Inc., incorporated in the State of Delaware in 1992, including, where applicable, its consolidated subsidiaries.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Schuller is a leading manufacturer of insulation and building products with 1996 sales of approximately $1.55 billion. Schuller manufactures and markets insulation products for buildings and equipment, commercial and industrial roofing systems, high-efficiency filtration media and fibers and nonwoven mats used as reinforcements in building and industrial applications.

SIGNIFICANT DEVELOPMENTS IN 1996

     Effective January 1, 1996, Schuller formed a joint venture with China National New Building Materials Corporation and Tianma Corporation to manufacture fiber glass mat in China. The joint venture, in which Schuller has a 60 percent interest, will operate and expand an existing fiber glass mat facility in the City of Changzhou, Jiansu Province. In early 1996, Schuller acquired Nord Bitumi SpA, Nord Bitumi Mexico, S.A. de C.V. and Nord Bitumi U.S., Inc., manufacturers of modified bitumen roofing products, and Web Dynamics Corporation, a manufacturer of polymer filtration products. In August 1996, Schuller acquired, in separate transactions, NRG Barriers, Inc., a U.S. manufacturer of commercial roofing insulation, and the assets of Dibiten USA and Dibiten Mexico, manufacturers of modified bitumen roofing products. In January 1997, Schuller acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. In February 1997, Schuller announced its agreement to acquire the Mitex group of companies, subject to certain conditions, including regulatory approvals. The Mitex group manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings and has manufacturing facilities in Sweden and the United Kingdom.

DESCRIPTION OF THE BUSINESS

     Schuller operates 50 manufacturing facilities in North America, Europe and China and is comprised of two principal business segments, as set forth in the following table:

 PRODUCT GROUPS BY BUSINESS SEGMENT(1)             PRODUCTS AND APPLICATIONS
 -------------------------------------             -------------------------
BUILDING PRODUCTS
  Building Insulation                       Fiber glass wool insulation for walls,
                                              floors and attics; residential foam
                                              sheathing
  Commercial and Industrial Roofing         Roofing systems, including membranes,
     Systems                                  insulation, accessories and related
                                              guarantees
  Mechanical Insulations                    Pipe and duct insulation for various
                                              commercial applications

ENGINEERED PRODUCTS
  Specialty Insulations and Filtration      Thermal and acoustic insulation for
                                              aircraft; marine vessels; automobiles;
                                              heating, ventilating and air
                                              conditioning ("HVAC"); and other
                                              equipment
                                            Air filtration media for buildings;
                                              ultra-fine fibers for clean room air
                                              filters and battery separators; liquid
                                              filtration media; medical/surgical and
                                              protective apparel products; and
                                              industrial oil sorbent products
  Mats and Fibers                           Continuous filament fiber glass and
                                              nonwoven fiber glass mats for roofing
                                              and flooring substrates, plastics
                                              reinforcements, electrical grade yarn
                                              and wall coverings

---------------

(1) For additional business segment information and geographical data, see Note 20 to the Company's Consolidated Financial Statements contained in this report.

BUILDING PRODUCTS

     Schuller's Building Products segment with 1996 net sales of $960.5 million, or 60.6 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the building insulation, commercial and industrial roofing systems and mechanical insulations product groups.

  BUILDING INSULATION

     Products. Schuller's building insulation business manufactures a complete line of fiber glass wool insulation products for walls, attics and floors in residential and commercial buildings. Schuller's building insulation products include fiber glass batts, rolls, blowing wool and related products. Schuller also produces polyisocyanurate foam sheathing for use in residential structures.

     Schuller operates six manufacturing and two support facilities throughout North America to serve regional population and construction centers. This regional structure, which keeps most shipping distances within a 500-mile radius, improves Schuller's customer service and reduces its total transportation costs.

     Markets and Distribution. Demand for Schuller's building insulation products is driven primarily by North American housing starts. Schuller estimates that during 1996, 75 percent of its wall, attic and floor insulation was sold to residential markets and the remaining 25 percent was sold to commercial markets. Other important influences are the repair/remodel market and commercial construction of warehouses and light manufacturing facilities. In addition, implementation of various federal and state energy conservation codes serves to increase the amount of insulation per unit built.

     Building insulation products typically reach end users through contractors, retailers and distributors. Schuller's marketing efforts are normally directed toward insulation contractors and national retailers.

     Competition. Schuller's building insulation business competes primarily with Owens-Corning Corporation ("OC") and CertainTeed Corporation, the U.S. subsidiary of Compagnie de Saint-Gobain ("CSG"). Schuller competes in the building insulation business primarily on the basis of price, packaging/merchandising and service.

  COMMERCIAL AND INDUSTRIAL ROOFING SYSTEMS

     Products. Schuller is a full-line supplier of roofing systems and components for low-slope commercial and industrial roofs, including a wide range of membranes, insulations, accessories and roofing system guarantees.

     Schuller's commercial roofing systems business operates 18 manufacturing facilities and seven distribution facilities in North America, and one manufacturing facility in Italy. In early 1996, Schuller expanded its roofing business by acquiring Nord Bitumi SpA, Nord Bitumi Mexico, S.A. de C.V. and Nord Bitumi U.S., Inc., manufacturers of modified bitumen roofing products. In August 1996, Schuller acquired NRG Barriers, Inc. ("NRG"), a U.S. manufacturer of commercial roofing insulation. Through the NRG acquisition, Schuller now produces various polyisocyanurate foam roofing insulation and building insulation products. Also in August 1996, Schuller acquired the assets of Dibiten USA and Dibiten Mexico, manufacturers of modified bitumen roofing products.

     Markets and Distribution. Demand for Schuller's roofing systems products is driven primarily by commercial and industrial reroofing needs. Schuller estimates that approximately 75 percent of its commercial and industrial roofing sales during 1996 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors, thus mitigating the adverse effect of recessionary periods.

     Schuller targets, owners, architects, specifiers and roofing consultants who generally recommend premium roofing systems. Approximately 95 percent of Schuller's commercial and industrial roofing sales during 1996 were sold through wholesale distributors; the remainder was sold through contractors.

     Competition. The commercial roofing business is a highly fragmented market. Competitors include several large national participants, such as Firestone Roofing Products, GAF Corporation, Tamko Asphalt Products Inc., Carlisle Companies Incorporated, and various smaller regional companies. Schuller competes in the commercial roofing business primarily on the basis of breadth of product line, specifications, guarantees, systems reliability and price.

  MECHANICAL INSULATIONS

     Products. Schuller's mechanical insulations business produces pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. In response to industry attention to indoor environmental quality, Schuller offers EnviroSystem(TM), a group of products sold together aimed at indoor environmental quality improvement. Such products include duct insulation with enhanced thermal and acoustical properties with an antimicrobial agent for improved air filtration. To further broaden its pipe insulation product lines, in October 1996 the Company entered into a strategic alliance with Nomaco, Inc., a leading manufacturer of engineered polyolefin foam insulation products. Under the strategic alliance, Schuller has exclusive rights in North America to sell engineered polyolefin foam pipe insulation products manufactured by Nomaco.

     Mechanical insulation products are manufactured at seven facilities in the United States.

     Markets and Distribution. Demand for Schuller's mechanical insulations is driven primarily by commercial construction activity. Mechanical insulation products reach the market through Schuller's network of distributors, contractors and fabricators.

     Competition. Schuller's mechanical insulations business primarily competes with OC, CSG and Knauf Fiberglass USA. Schuller competes in the mechanical insulations business primarily on the basis of price, breadth of product line and strength of fabricator and distributor networks.

ENGINEERED PRODUCTS

     Schuller's Engineered Products segment with 1996 net sales of $623.2 million, or 39.4 percent of Schuller's total net sales (before elimination of intersegment sales), is comprised of the specialty insulations and filtration and mats and fibers product groups.

  SPECIALTY INSULATIONS AND FILTRATION

     Products. Schuller's specialty insulations and filtration businesses produce thermal and acoustic insulation for aircraft, marine vessels, automobiles, HVAC and other equipment; air filtration media for commercial and industrial buildings; and ultra-fine fibers for clean room air filters and battery separators; and liquid filtration cartridges and media for use in commercial and industrial applications. Specialty insulations and filtration products generally require extremely fine and uniform fibers to provide the required insulation and filtration properties, and therefore command higher prices than other fiber glass products. As an alternative to fiber glass insulation, the Company manufactures and sells polyimide foam insulation products for applications on naval vessels.

     In 1996, Schuller expanded its specialty insulations and filtration businesses through the acquisition of Web Dynamics Corporation, a manufacturer of synthetic meltblown nonwoven products. In January 1997, Schuller further expanded its synthetic manufacturing capabilities and its product lines by acquiring the assets of Ergon Nonwovens, Inc. With these acquisitions, Schuller produces a full line of synthetic meltblown nonwoven products used in air and liquid filtration applications, medical/surgical, personal care, protective apparel products, and in industrial oil sorbent applications.

     Specialty insulations and filtration products are manufactured at twelve of Schuller's U.S. facilities.

     Markets and Distribution. Demand for Schuller's specialty insulations and filtration products is driven primarily by commercial construction (HVAC and other insulations), commercial building occupancy (air filtration media), the construction of clean rooms requiring dust-free environments which are primarily used by the pharmaceutical and semiconductor industries (ultra-fine fibers), the need for high-efficiency filtration of water, paints, inks, chemicals, resins and oils in industrial manufacturing operations (liquid filtration media) and the production of aircraft, marine vessels and automobiles (specialty insulations). Increasing public attention to environmental issues also stimulates demand for filtration media and industrial oil sorbent products.

     Schuller typically sells specialty insulations and filtration products to distributors and fabricators who, in turn, sell to original equipment manufacturers. Air filtration media products are sold to producers of air filtration systems for use in commercial buildings. Liquid filtration media products are sold to producers of liquid filtration systems and products for use in commercial and industrial manufacturing operations. Schuller also sells finished cartridges for use in high-efficiency liquid filtration applications. Schuller sells ultra-fine fibers to specialty filtration paper manufacturers. Schuller sells its synthetic nonwoven products primarily to distributors and fabricators.

     Competition. Schuller's specialty insulations and filtration businesses compete with a variety of large and small companies in its various niche markets. Schuller competes in the specialty insulations and filtration business primarily on the basis of quality and product customization.

  MATS AND FIBERS

     Products. Schuller's mats and fibers business manufactures continuous filament fiber glass-based products (chopped fiber and fiber glass mat) used for reinforcing roofing, flooring, wall covering and plastics. Schuller is a worldwide supplier of nonwoven fiber glass mat products, which are used as substrates in roofing and flooring. Schuller focuses primarily on roofing and flooring substrates and also sells products for plastics reinforcements and electrical-grade yarn.

     The business operates three manufacturing plants and one support facility in the United States. Schuller GmbH, Schuller's German subsidiary, operates three plants in Germany and one plant in Poland. Schuller GmbH was the pioneer in wet fiber glass mat technology and also developed the unique sliver fiber glass process, which created the market for fiber glass wall coverings in Europe.

     Effective January 1, 1996, Schuller formed a joint venture with China National New Building Materials Corporation and Tianma Corporation to manufacture fiber glass mat in China. The joint venture, in which Schuller has a 60 percent interest, operates a fiber glass mat facility in the City of Changzhou, Jiansu Province.

     In February 1997, Schuller announced its agreement to acquire the Mitex group of companies, subject to certain conditions, including regulatory approvals. The Mitex group manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings and has manufacturing facilities in Sweden and the United Kingdom.

     Markets and Distribution. Demand for Schuller's mats and fibers products is driven primarily by the worldwide commercial construction and retrofit markets, as well as by U.S. residential construction and reroofing. These products are sold directly to roofing and flooring manufacturers as well as to European textile weavers. Schuller's U.S. mats and fibers business provides fiber glass mat to Schuller's commercial roofing systems business for its fiber glass-based roofing products.

     Competition. Schuller's primary competitors in the worldwide mats and fibers business are OC, CSG and Elk Corporation of Dallas. Schuller competes in the mats and fibers business primarily on the basis of quality and service.

MATERIALS

     Fiber glass is the basic material in a significant number of Schuller's products. The principal raw materials used to manufacture fiber glass products include sand, soda ash, lime, borate minerals and aluminous materials. Phenol-formaldehyde, urea extended phenol-formaldehyde and other resins are also used to bind glass fibers. All of these raw materials are readily available in sufficient quantities from various sources for Schuller to maintain and expand its current production levels.

     Schuller's products contain materials other then fiber glass to satisfy the broader needs of its customers. For example, calcium silicate pipe insulation products and plastic accessories complement Schuller's product offerings to commercial/industrial insulation distributors. Schuller manufactures polyimide foam for marine insulation which is used by the United States Navy in shipbuilding. Commercial roofing systems use perlite insulation board, rubber membranes and polyester substrates. In addition, the Company uses several advanced polymers in roll goods for roofing substrates. The Company manufactures polyisocyanurate foam sheathing and roof insulation using liquid chemicals comprised primarily of polyol and polyisocyanurate. In order to further broaden its product lines, Schuller is pursuing expansion into certain polymer fiber applications for filtration, substrates, and equipment insulation, apparel and industrial oil sorbents as evidenced by the acquisitions of Web Dynamics Corporation and the assets of Ergon Nonwovens, Inc. The raw materials used in these various products are readily available in sufficient quantities from various sources for Schuller to maintain and expand its current production levels.

RESEARCH AND DEVELOPMENT

     The Company carries out research and development activities at its facilities in Littleton, Colorado; Waterville, Ohio; Richmond, Indiana and Wertheim, Germany. Research, development and engineering expenses for the years ended December 31, 1996, 1995 and 1994 were $32.7 million, $30.0 million and $29.7 million, respectively.

PATENTS

     The Company presently owns, controls or holds licenses to approximately 650 U.S. and foreign patents and patent applications. While the Company regards its patents and licenses as valuable, it does not consider any of its businesses to be materially dependent upon any single patent or license.

LABOR RELATIONS

     At March 28, 1997, the Company employed approximately 8,100 persons worldwide, of whom approximately 3,700 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

SEASONALITY

     The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

ENVIRONMENTAL REGULATIONS

     All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the federal Environmental Protection Agency ("EPA"). In addition, states and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 15 to the Company's Consolidated Financial Statements.

OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF THE COMPANY'S PRODUCTS

     The Company has an ongoing product stewardship program to facilitate compliance with existing laws, and to protect the health and safety of the Company's employees, customers and the general public. This program is implemented, in important part, through extensive research, a continuing process of workplace and product evaluation and an extensive communications program. National and international scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards. The results of these evaluations are reported regularly to employees and customers as part of the Company's communications program.

     The Company manufactures, processes and sells products, and has in the past manufactured, processed and sold products, that contain certain chemicals or substances, including man-made vitreous fibers ("MMVF") such as fiber glass, refractory ceramic fiber ("RCF") and mineral wools classified by the International Agency for Research on Cancer ("IARC") as possible human carcinogens. In 1987, the IARC evaluated the carcinogenicity of MMVF. Fiber glass wool, RCF and mineral wool were classified as "possibly carcinogenic to humans." The IARC concluded that continuous glass filament (chopped strand) was "not classifiable as to human carcinogenicity." Crystalline silica exists in trace amounts in the Company's calcium silicate insulation products and is a major constituent of the diatomaceous earth products produced by a former subsidiary. In 1996, the IARC classified crystalline silica as "known carcinogenic to humans." The IARC classification of crystalline silica was based upon animal and human studies. Asphalt used by the Company's roofing operations presently is being evaluated by the National Institute of Occupational Safety and Health to determine its carcinogenic potential.

     Although crystalline silica is a contaminant in one of the raw materials used in Schuller's calcium silicate insulation products, the silica content constitutes less than one percent of the finished product. Crystalline silica exposures have been measured under conditions of foreseeable use and found to be nondetectable. Hazard communication materials reflecting the potential cancer risk have been developed and are used by the Company to address the proper handling of these products by employees and customers.

     The Company sold most of its RCF operations in 1990 and agreed to indemnify the purchaser for pre-closing liabilities, including claims by transferred employees arising out of pre-closing occupational exposures incurred in the course of their employment with the Company or its predecessors. RCF products have been labeled as a possible cause of cancer since 1985. Subsequently, RCF product labels were revised to warn of the additional potential hazard associated with exposure to crystalline silica, which can be formed after use of RCF products at high temperatures.

     For purposes of occupational exposure, the Occupational Safety and Health Administration regulates all MMVF as nuisance dusts. The Company believes that it is in substantial compliance with all applicable workplace exposure regulations and product "right-to-know" labeling requirements with respect to MMVF. The language on these labels not only advises of the possible health hazards, but includes proper handling and protective measures to be followed.

     In 1987, the IARC reviewed epidemiological studies involving occupational exposure to fiber glass wool, including a large U.S. and a large European study of fiber glass manufacturing workers that had reported modest but statistically significant increases of lung cancer deaths compared to national mortality rates. The IARC concluded that evidence of cancer in humans from such epidemiological studies was "inadequate" to permit a conclusion regarding the presence or absence of a causal relationship with fiber glass exposure. The IARC also concluded, however, that the evidence from animal studies was "sufficient" to establish a causal relationship. That finding was based entirely on positive laboratory results achieved through implantation or other artificial techniques of exposing animals to fibrous materials. The relevance of such implantation studies to the evaluation of risk to humans has been questioned by many scientists, who believe that animal inhalation studies are more appropriate than animal implantation studies to assess the potential risk to humans.

     In 1990, the authors of the large U.S. epidemiological study reviewed by the IARC in 1987 noted a small, but statistically significant, excess in respiratory cancer deaths of fiber glass manufacturing workers compared with local mortality rates. However, as in the IARC assessment, the authors, after looking at the cumulative evidence from the relevant factors that might support a causal relationship, concluded that the evidence of an association between exposure to fiber glass wool and respiratory cancer was actually "somewhat weaker" than that at the time of the IARC assessment. The U.S. investigation is continuing to determine if the small excess in lung cancer was associated with lifestyle factors such as smoking or other workplace exposures. The next update is expected in 1997. Data contained in a recent draft report of an update of the large European epidemiological study show mortality findings for fiber glass wool similar to those from the large U.S. study.

     On June 24, 1994, the U.S. Department of Health and Human Services ("HHS") announced its decision to act on the recommendation of the National Toxicology Program ("NTP") and list fiber glass wool and RCF in the Seventh Annual Report on Carcinogens ("ARC") as substances which "may be reasonably anticipated" to be a carcinogen. The NTP listing criteria provide that a substance must be listed if there are two or more animal studies showing carcinogenic effect, regardless of route of exposure and notwithstanding any other evidence. As a result, the NTP concluded that the results of the experimental animal implantation studies provided sufficient evidence to support the listing. HHS explained that the NTP "reasonably anticipated" category for fiber glass essentially corresponds to the IARC 1987 "possibly carcinogenic" classification.

     Labels and other hazard communication materials reflecting the potential cancer risk have been developed and are used by the Company to address the proper handling of fiber glass wool products by employees and customers. In addition, the Company has agreed to indemnify certain purchasers, under certain circumstances, for personal injury claims arising out of exposure to the Company's fiber glass wool products.

     Since 1988, the Company has funded, in conjunction with other companies in the industry, several epidemiological and chronic animal inhalation studies to assess the cancer-causing potential of MMVF. In August 1995, the industry expanded the animal research it had begun in 1988 to include exposure of hamsters to a building insulation/wool fiber and a special purpose glass fiber used in some filtration and a few thermal high performance applications. As with previous research involving exposure of rats to glass fibers, this study also is a two year chronic inhalation study which is now in its eighteenth month. Preliminary findings indicate that some of the hamsters exposed to special purpose fibers have developed fibrosis of the lung, and one animal also exposed to special purpose fibers has developed mesothelioma. The building insulation fibers have not, consistent with the previous inhalation study of this fiber, produced any adverse respiratory results. These preliminary findings have been reported to the EPA under the Toxic Substances Control Act, and the Company has notified its employees and customers.

     In 1997, the Institute of Occupation Medicine ("IOM") in Edinburgh, Scotland released preliminary results from a chronic inhalation study of E glass microfiber using rats. Some of the animals that inhaled this fiber developed lung fibrosis and tumors. E glass microfiber is no longer manufactured in the United States, however, Schuller produced small quantities until 1994 at one manufacturing location. E glass microfiber is different than the large diameter E glass continuous filaments that Schuller manufactures in its mats and fibers business. E glass continuous filaments are too thick to be inhaled into the deep lung and are not considered to be respirable. The findings of the IOM study have also been reported to the EPA and the Company has notified its employees and former customers.

     The results of an industry supported epidemiological study of RCF workers was published in 1996. This case-control morbidity study evaluated chest x-rays of workers at two RCF manufacturing plants owned by Carborundum Corporation. Although no significant increase in lung fibrosis was seen, an exposure-related increase in pleural plaques was observed.

     While there is some disagreement within the scientific and medical community regarding the interpretation of the studies, based upon its analysis to date, the Company does not believe that the IARC classification, the listing in the ARC, or any action taken by federal and state regulatory agencies will have a material adverse effect on the Company. The foregoing statement constitutes a "forward-looking statement" under federal securities laws. The Company's analysis of available data and it expectations concerning human health hazards associated with its products are subject to risks and uncertainties. Because domestic and international regulatory and scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards, and there can be no assurance that future actions taken by such authorities or other developments relating to the Company's liability for its products will not have an adverse effect on the Company.

ITEM 2. PROPERTIES

HEADQUARTERS

     The Company's headquarters are located in Denver, Colorado. The Company leases approximately 150,000 square feet of office space at Manville Plaza in downtown Denver.

MANUFACTURING AND DEVELOPMENT FACILITIES

     The following table sets forth certain information with respect to the Company's major manufacturing and development plants and buildings. All of the buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and regular use. The Southgate, California; Lakewood, Colorado; Kansas City, Kansas; Edison, New Jersey; and Kent, Washington facilities are leased.

                      LOCATION                                 BUSINESS SEGMENT
                      --------                                 ----------------
UNITED STATES AND CANADA
Innisfail, Alberta, Canada...........................  Building Products
Tucson, Arizona......................................  Engineered and Building Products
Corona, California...................................  Engineered Products
Pittsburg, California................................  Building Products
Southgate, California................................  Building Products
Willows, California..................................  Building Products
Lakewood, Colorado...................................  Building Products
Jacksonville, Florida................................  Building Products
Littleton, Colorado..................................  Engineered and Building Products
Macon, Georgia.......................................  Building Products
Winder, Georgia......................................  Building Products
Rockdale, Illinois...................................  Building Products
Waukegan, Illinois...................................  Building Products
Bluffton, Indiana....................................  Engineered Products
Bremen, Indiana......................................  Building Products
Richmond, Indiana....................................  Building Products
Kansas City, Kansas..................................  Building Products
McPherson, Kansas....................................  Building Products
Lewiston, Maine......................................  Building Products
Saco, Maine..........................................  Building Products
Natchez, Mississippi.................................  Building Products
Richland, Mississippi................................  Engineered Products
Edison, New Jersey...................................  Building Products
Penbryn, New Jersey..................................  Building Products
Plattsburg, New York.................................  Building Products
Defiance, Ohio.......................................  Engineered and Building Products
Waterville, Ohio.....................................  Engineered Products
Oklahoma City, Oklahoma..............................  Building Products
East Stroudsburg, Pennsylvania.......................  Engineered Products
Hazelton, Pennsylvania...............................  Building Products
Etowah, Tennessee....................................  Engineered Products
Baytown, Texas.......................................  Building Products
Cleburne, Texas......................................  Engineered and Building Products
Ft. Worth, Texas.....................................  Building Products
Edinburg, Virginia...................................  Building Products
Richmond, Virginia...................................  Building Products
Kent, Washington.....................................  Building Products
Parkersburg, West Virginia...........................  Engineered Products

                      LOCATION                                 BUSINESS SEGMENT
                      --------                                 ----------------
INTERNATIONAL
Changzhou, Jiangsu, China............................  Engineered Products
Karlstein, Bavaria, Germany..........................  Engineered Products
Steinach, Thuringen, Germany.........................  Engineered Products
Wertheim, Baden-Wuerttemberg, Germany................  Engineered Products
Verona, Italy........................................  Building Products
Altamira, Mexico.....................................  Building Products
Lubliniec, Poland....................................  Engineered Products

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal actions occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the financial condition of Schuller. For additional information concerning certain of these proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Contingent Product Liability and -- Environmental Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly owned subsidiary of Schuller Corporation, and there is not a market for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     Omitted under the reduced disclosure format pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company, a wholly owned subsidiary of Schuller Corporation, manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 50 manufacturing facilities in North America, Europe and China, and is comprised of two principal business segments: Building Products and Engineered Products.

     The Building Products segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls, attics and floors in residential and commercial buildings and polyisocyanurate foam sheathing for residential structures; commercial and industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees; and mechanical insulations business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications.

     The Engineered Products segment consists of the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The Engineered Products segment also includes the Company's specialty insulations and filtration business, which manufactures thermal and acoustic insulation for aircraft, marine vessels, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment; filtration media for commercial and industrial buildings; ultra-fine fibers for clean room air filters and battery separators; liquid filtration cartridges and media for use in commercial and industrial applications; and synthetic meltblown products used in various other applications.

RESULTS OF OPERATIONS

     The following table sets forth, for each of the years ended December 31, 1996 and 1995, certain income and expense items.

                                                                                PERCENTAGE
                                                    (IN THOUSANDS OF DOLLARS)    INCREASE
                                                       1996          1995       (DECREASE)
                                                    -----------   -----------   ----------
Net Sales:
  Building Products...............................   $  960,497    $  805,615      19.2
  Engineered Products.............................      623,231       612,526       1.7
  Corporate and Eliminations......................      (31,299)      (26,619)
                                                     ----------    ----------
          Total Net Sales.........................    1,552,429     1,391,522      11.6
Cost of Sales.....................................    1,111,811       993,111      12.0
                                                     ----------    ----------
Gross Profit......................................      440,618       398,411      10.6
Other Operating Expenses..........................      192,907       164,674      17.1
Nonrecurring Charges..............................       49,156
Other Expense, net................................          574        17,787
                                                     ----------    ----------
Income from Operations:
  Building Products...............................      135,437       133,025       1.8
  Engineered Products.............................      113,127       108,219       4.5
  Corporate and Eliminations......................      (50,583)      (25,294)
                                                     ----------    ----------
          Total Income from Operations............   $  197,981    $  215,950      (8.3)
                                                     ==========    ==========

     Net sales increased $160.9 million, or 11.6 percent, to $1,552.4 million in 1996 from $1,391.5 million in 1995.

     The Building Products segment's net sales increased $154.9 million, or 19.2 percent, for 1996 compared with 1995. These increases are due primarily to the inclusion of the operating results of the businesses acquired during 1996 by the commercial and industrial roofing systems business. The building insulation business' net sales improved moderately as higher volumes from increased housing starts in the U.S. and Canada for most of 1996 more than offset the effects of continuing pricing pressures. Net sales of mechanical insulations increased on higher sales volumes, reflecting market share gains and strength in commercial and industrial construction markets.

     The Engineered Products segment's net sales increased $10.7 million, or 1.7 percent, for 1996 compared with 1995. The U.S. mats and fibers business had significantly higher net sales due to increased sales volumes as the Company expanded its production capacity during 1996. Meanwhile, continuing industry-wide capacity constraints led to slightly higher 1996 selling prices. The U.S. operating results were partially offset by continuing weakness in European construction markets and decreases in the U.S. dollar-reported results of the Company's German operations due to the strengthening of the U.S. dollar against the German mark. The specialty insulations and filtration businesses experienced slightly higher overall net sales due to increased sales of HVAC equipment insulation and expanded markets for ultra-fine fibers. These increases were partially offset by weakness in sales of automotive insulation products due to competition from alternate materials.

     Gross profit for 1996 increased $42.2 million, or 10.6 percent, compared with 1995, due primarily to the increased sales volumes of the acquisitions discussed above. Gross profit margins were 28.4 percent for 1996 and 28.6 percent for 1995 as the effects of lower building insulation prices were substantially offset by improved operating efficiencies, particularly in the roofing business.

     Other operating expenses include selling, general, administrative and research, development and engineering and services provided by parent. These expenses increased $28.2 million and were slightly higher as a percentage of net sales at 12.4 percent for 1996 compared with 11.8 percent for 1995. The increase is principally due to additional expenses as a result of recent acquisitions and acquisition related activities.

     In 1996, the Company recorded the following pretax nonrecurring charges totaling $49.2 million.

     During the fourth quarter of 1996, the Company completed an evaluation of a manufacturing facility with both current and former operations and determined that its best course of action is closure of the facility. Consequently, the Company recorded nonrecurring charges of $41.7 million for the shutdown of current operations, demolition of facilities and site restoration, of which $30 million and $11.7 million related to corporate and eliminations and the Building Products segment, respectively. Of these charges, $7.5 million are noncash asset write-downs, and $3 million are classified as other current liabilities. Upon completion of these actions, the Company intends to relinquish the remaining properties and does not expect to incur significant future monitoring and maintenance costs. The Company expects to fund the charges requiring cash outlays from existing cash balances and cash generated from operations. Pending federal and state regulatory agency approval, the demolition phase of the project is expected to begin in 1997 and be substantially completed during 1998, with the majority of the liabilities settled over the next two years. The nonrecurring charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to secure agreements with third parties, relinquish the properties and obtain regulatory approvals to execute the actions described above. As a result, the Company believes it is reasonably possible that these estimates may be revised in the near-term. However, the impacts of such revisions, if any, are not expected to be material.

     The Company also recorded nonrecurring charges in the Engineered Products segment of $7.5 million consisting of asset write-downs to estimated fair values in the automotive molded parts business, which is expected to be disposed of in 1997, partially offset by a gain on the sale of other manufacturing assets.

     Other expense, net, was $0.6 million for 1996 compared with other expense, net, of $17.8 million for 1995. Included in 1996 was a $7.2 million gain relating to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated. Other expense for 1996 also included higher amortization of goodwill resulting from acquisitions completed during the year. Other expense for 1995 included net asset write-offs/dispositions of $6.7 million related primarily to nonproductive assets. In addition, 1995 included a $2.9 million charge for legal costs in connection with litigation brought by the Company against the former owner of the phenolic roofing business.

     The Company's income from operations, including $49.2 million of nonrecurring charges, decreased $18 million, or 8.3 percent, to $198 million in 1996 from $216 million in 1995.

     Compared with 1995, interest income in 1996 decreased by $0.8 million, due primarily to changes in average cash and marketable securities balances. Interest expense increased $1.7 million to $47.8 million in 1996 from $46.2 million in 1995, due to the execution of an additional $50 million of notes payable to Schuller Corporation in August 1996 to partially finance the acquisition of NRG Barriers, Inc., along with the assumption of debt related to acquisitions.

     The Company's effective tax rate on income before income taxes was 44 percent and 43 percent for the years ended December 31, 1996 and 1995, respectively. These rates are higher than the U.S. federal statutory tax rate principally due to higher foreign effective tax rates and state taxes.

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

     The Company's agreements with its lenders contain a number of financial and general covenants. These include, among others, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions, restrictions on intercompany transactions including transfers of cash, and transactions with Schuller Corporation. As of December 31, 1996 and 1995, the maximum amount available for dividends to be paid to Schuller Corporation under debt covenants of the Company's Senior Notes was approximately $227 million and $172 million, respectively. Noncompliance with the these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At December 31, 1996, the Company was in compliance with these covenants.

     The Company's cash and marketable securities balances decreased $20.5 million during 1996 to $140.9 million at December 31, 1996, from $161.4 million at December 31, 1995. At December 31, 1996, $108.8 million of the cash and marketable securities balances was available for domestic operating purposes.

     Cash provided by operations increased $24.9 million during 1996 to $185.6 million at December 31, 1996, from $160.7 million at December 31, 1995. The improvement in the Company's cash flow from operations from 1995 to 1996 is primarily attributable to improved operating results, driven by increased sales. During 1996, most of the Company's businesses reported increased sales volume, offset in part by lower selling prices for building insulation.

     Cash used in investing activities totaled $223.3 million and $118.6 million for the years ended December 31, 1996 and 1995, respectively. The Company's investing activities included the combined cash purchase prices for acquisitions and contributions to a joint venture which totaled $153.1 million during 1996. Capital expenditures during 1996 totaled $103 million, of which approximately $45 million related to capacity expansion projects. Capital expenditures during 1995 totaled $111.1 million, of which approximately $60 million related to capacity expansion projects.

     The Company's financing activities for 1996 included the proceeds from a $50 million note payable to Schuller Corporation, due October 1, 1998. The proceeds were used to partially finance the acquisition of NRG Barriers, Inc. during the third quarter of 1996. In addition, the Company's total outstanding external debt increased to $442.4 million at December 31, 1996 from $408.9 million at December 31, 1995. This increase was primarily attributable to the assumption of debt in connection with the Company's 1996 acquisitions. During January 1997, the Company repaid approximately $30 million of debt assumed in connection with acquisitions. This debt, all of which was classified as short-term debt at December 31, 1996, consisted of a line of credit and industrial revenue bonds with original maturities through 2007, and was refinanced with $30 million of notes payable to Schuller Corporation at prevailing market terms.

     At December 31, 1996, the Company had $84 million available under a receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility, up to a maximum of $100 million, are based on the daily balance of certain outstanding trade accounts receivable, adjusted for various factors as defined under the terms of the Receivables Facility. There were borrowings and repayments totaling $5 million during 1996. The Company's international subsidiaries also had borrowing and working capital facilities totaling $85 million at December 31, 1996. These facilities, of which approximately $84 million was available for borrowing at December 31, 1996, are principally secured by the Company's equity ownership in certain international subsidiaries and joint ventures.

  CYCLICALITY OF DEMAND/COMPETITIVE ENVIRONMENT

     Demand for the Company's products has historically been cyclical due to macroeconomic factors affecting residential and commercial construction markets. Due to their specific market niches, the Company's replacement roofing, filtration and specialty products are less sensitive to business cycles. Selling prices are subject to factors influenced by the competitive environment in which the Company operates, including fluctuations in overall capacity utilization.

     During 1996, sales volumes increased due to continued strength in U.S. construction markets, businesses acquired in 1996 and increases in operating capacity, partially offset by softness in European construction markets. The Company's building insulation business continued to experience price declines which began in the second quarter of 1995 due to new industry capacity. Building insulation benefited from strong housing starts for most of 1996. While pricing for the Company's mats and fibers was strong in 1996 as industry production was constrained, recently added capacity may adversely impact future pricing.

  CAPITAL SPENDING AND CAPACITY EXPANSION

     In order to increase its U.S. production of continuous filament fiber glass to meet the demand for its mats and fibers products, the Company recently expanded existing capacity and is in the process of reconstructing a furnace, with completion expected by mid-1997. In addition, the Company entered into a joint venture in China and began expansion of an existing fiber glass mat facility, with completion also expected in 1997. The Company completed the expansion of its filtration business' ultra-fine fiber production capacity during 1996 through capital spending programs. The Company estimates capital spending in 1997 of approximately $120 million excluding acquisitions, of which approximately $65 million will be used primarily in the capacity expansion programs described above. As of December 31, 1996, outstanding purchase commitments relating to capital spending and capacity expansion projects totaled $24.8 million. The Company plans to fund these projects from existing cash balances and cash flows generated by operations. The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity improvements and technological innovations.

     In response to the implementation of the 1990 Amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor and reduce air emissions at its manufacturing sites. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time. Provisions of Titles III and VII of the 1990 Amendments and the related regulations will likely require capital expenditures in the years 1997-2001, with most of the expenditures occurring in the latter part of that time frame.

  ACQUISITIONS

     The Company completed several acquisitions in 1996 with combined cash purchase prices totaling $153.1 million. The 1996 acquisitions consisted of NRG Barriers, Inc.; the assets of Dibiten USA and Dibiten Mexico; Nord Bitumi SpA, Nord Bitumi U.S., Inc. and Nord de Mexico S.A. de C.V.; all manufacturers of commercial roofing products. The Company also acquired Web Dynamics Corporation, a manufacturer of polymer filtration products and entered into a joint venture to operate and expand an existing fiber glass mat facility in China.

     During January 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. During February 1997, the Company announced it had signed an agreement to acquire the Mitex group of companies subject to certain conditions, including regulatory approvals. Mitex is a leading manufacturer of fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in Sweden and the United Kingdom. These 1997 transactions will be financed from existing cash balances and borrowings from international credit facilities. The Company intends to continue its acquisition strategy and is considering additional acquisitions, some of which could be significant and may require the Company to access capital markets for financing.

  CONTINGENT PRODUCT LIABILITY

     Between 1988 and 1992, the Company manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Subsequently, the Company began a voluntary program to inspect such metal decks and remediate where appropriate. The Company has accrued for costs relating to future inspections, remediation and anticipated claims. These accruals are based on the Company's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types of roofs on which phenolic insulation has been installed as well as the assumption that the Company's past remediation experience will continue over the remaining lives of roofs insulated with the Company's phenolic roofing insulation.

     Pursuant to settlement agreements with the Company's liability carriers and former owner of the phenolic roofing insulation business, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

     In 1996, the Company and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the United States with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

     The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts payable under the reimbursement agreements in light of the contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

  ENVIRONMENTAL CONTINGENCIES

     At December 31, 1996, the Company had remediation activities in progress at 11 sites, out of a total of 23 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 20 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation, and as such could be jointly and severally liable for costs of remediating these sites.

     In 1994, the U.S. government and Schuller Corporation settled certain litigation concerning the Company's disposal activities prior to consummation of Schuller Corporation's plan of reorganization. The settlement agreement, which was made an order of the court, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of Schuller Corporation's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by the Company prior to consummation of Schuller Corporation's plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

     At December 31, 1996 and 1995, the Company's balance sheet included undiscounted accruals for environmental remediation costs, including ongoing compliance, maintenance and monitoring costs, of $31.1 million and $30.3 million, respectively. The Company paid $1.8 million each year for environmental cleanup in 1996 and 1995. The Company believes that amounts paid in 1996 and 1995 are representative of the Company's future annual environmental cleanup costs and anticipates expenditures relating to costs currently accrued to be made over the next 15 years.

     As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from previous estimates. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including the Company's historical remediation experience, currently enacted environmental laws and regulations, and existing remediation technology, the Company believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     The Company believes that its current cash position, cash generated from operations, the Receivables Facility and foreign working capital facilities will enable it to satisfy debt service requirements, ongoing capital spending and capacity expansion program and other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of its $400 million Senior Notes due in 2004.

RELATIONSHIP WITH SCHULLER CORPORATION

     The Company is a wholly owned subsidiary of Schuller Corporation. Accordingly, Schuller Corporation could cause the Company to pay dividends, subject to the terms of the Senior Notes indenture, certain other contractual limitations and applicable law.

     In connection with the public offering of the Senior Notes during 1994, the Company and Schuller Corporation entered into a Corporate Agreement that, among other things, prohibits the Company and certain of its subsidiaries from issuing any capital stock or rights, warrants or options to purchase their capital stock (collectively, "Capital Stock Rights") without the approval of Schuller Corporation's Board of Directors. In addition, the Corporate Agreement prohibits the Company and certain of its subsidiaries from issuing any of their Capital Stock Rights if, immediately after such issuance, the Company or any of such subsidiaries would no longer be a member of the Schuller Corporation consolidated federal income tax group. Schuller Corporation has agreed with Manville Personal Injury Settlement Trust (the "Trust") that, without the consent of the Trust, Schuller Corporation will not waive any provisions of the Corporate Agreement.

     Also in connection with the public offering of the Senior Notes, the Company and Schuller Corporation entered into a Tax Sharing Agreement that provides that as long as the Company and Schuller Corporation are included in the same consolidated tax group, the Company will pay to Schuller Corporation amounts equal to the U.S. federal and state income taxes (for states requiring consolidated or combined income tax returns) that the Company would otherwise have to pay if it were to file separate returns, and that Schuller Corporation has the authority to make tax elections for the Company. U.S. federal and state income taxes paid to Schuller Corporation for 1996, 1995 and 1994 totaled $52.5 million, $50.4 million and $38.7 million, respectively.

     In addition, the Company and Schuller Corporation entered into certain agreements that formalized various relationships between the two companies. Principal among these are an Intercompany Agreement by which Schuller Corporation provides certain management services to the Company for a fee and a Treasury Management Agreement by which Schuller Corporation provides certain financial services for a fee. Fees for the cost of such services are based on actual costs incurred, estimates of time spent to provide such services and other appropriate bases that management believes to be reasonable and representative of the services provided. Expenses incurred by the Company under the terms of the Intercompany Agreement and the Treasury Management Agreement for services provided by Schuller Corporation totaled $7 million, $11.8 million and $14.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     During 1996, Schuller Corporation divested its investment in Riverwood International Corporation, (the "Riverwood Disposition"). In connection with the Riverwood Disposition, certain management and financial services maintained by Schuller Corporation were reorganized and transferred to the Company. Because Schuller Corporation maintained these administrative functions for the benefit of all three entities, management is unable to differentiate between the amounts allocated on a fee basis under the terms of the services agreements and the amounts that will be incurred as these functions are administered by the Company.

FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) the Company's estimates concerning nonrecurring charges taken in 1996, (ii) the Company's expectations as to contingencies related to phenolic roofing insulation and environmental liabilities, (iii) possible price decreases due to increased capacity in the mats and fibers industry, (iv) the Company's planned expansion of production capacity of continuous filament fiber glass and fiber glass mat and (v) the Company's expectations concerning levels of capital spending and funding of current operations, debt service, dividends and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

     Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

     Factors that could affect the forward-looking statements generally are related to demand for the Company's products and to overall capacity levels in the industry. Demand for such products is generally cyclical and is influenced by macroeconomic factors that affect demand in residential and commercial construction and replacement markets and demand from original equipment manufacturers, including the general rate of inflation, interest rates, employment rates and overall consumer confidence. Approximately half of the Company's annual sales are made to customers in commercial and industrial construction markets, while approximately one-third are made to customers in residential construction markets. The remainder of the Company's annual sales are made to original equipment manufacturers.

     Overall capacity levels in the industry directly affect prices for the Company's products. Other factors that may affect prices include the overall competitive environment in which the Company operates, the availability and pricing of raw materials, rates of technological development and changes in productivity. In addition, overall demand for the Company's products could be affected by the factors described in "BUSINESS -- Occupational Health and Safety Aspects of the Company's Products."

     Factors relating to the Company's estimates concerning nonrecurring charges are discussed in "Results of Operations." For a discussion of factors concerning contingencies related to phenolic roofing insulation and environmental matters, see "Liquidity and Capital Resources -- Contingent Product Liability and -- Environmental Contingencies."

     Other factors also could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, including, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report for the year ended December 31, 1996. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                              PAGE
                                                              ----
Consolidated Balance Sheet, December 31, 1996 and 1995......   18

Consolidated Statement of Income, for each of the three
  years in the period ended December 31, 1996...............   19

Consolidated Statement of Cash Flows, for each of the three
  years in the period ended December 31, 1996...............   20

Consolidated Statement of Stockholder's Equity, for each of
  the three years in the period ended December 31, 1996.....   21

Notes to Consolidated Financial Statements..................   22

Report of Independent Accountants...........................   43

Selected Quarterly Financial Data, for each of the two years
  in the period ended December 31, 1996 (unaudited).........   44

                       SCHULLER INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
ASSETS:
Current Assets
  Cash and equivalents......................................  $  138,216    $  140,328
  Marketable securities, at cost, which approximates
     market.................................................       2,698        21,043
  Receivables...............................................     229,585       192,426
  Inventories...............................................     101,041        77,121
  Receivable from parent....................................      28,176        10,920
  Prepaid expenses..........................................       6,590         4,932
  Deferred tax assets.......................................      31,063        31,957
                                                              ----------    ----------
          Total Current Assets..............................     537,369       478,727
Property, Plant and Equipment, net..........................     769,968       715,903
Receivable from Parent......................................      10,115         9,698
Other Assets................................................     350,089       202,461
                                                              ----------    ----------
          Total Assets......................................  $1,667,541    $1,406,789
                                                              ==========    ==========
LIABILITIES:
Current Liabilities
  Short-term debt...........................................  $   31,748    $      111
  Accounts payable..........................................     121,099        91,095
  Compensation and employee benefits........................     102,136        98,081
  Income taxes..............................................      15,863        11,564
  Note payable to parent....................................                    25,000
  Other accrued liabilities.................................      50,049        64,600
                                                              ----------    ----------
          Total Current Liabilities.........................     320,895       290,451
Long-Term Debt, less current portion........................     410,658       408,807
Notes Payable to Parent.....................................      80,000
Deferred Income Taxes.......................................      41,242        47,362
Postretirement Benefits Other Than Pensions.................     199,473       203,107
Other Noncurrent Liabilities................................     292,608       240,628
                                                              ----------    ----------
          Total Liabilities.................................   1,344,876     1,190,355
                                                              ----------    ----------
Commitments and Contingencies (Notes 2, 6, 15 and 16)

STOCKHOLDER'S EQUITY:
Common Stock, $1 par value; 100 shares authorized, issued
  and outstanding...........................................
Capital in Excess of Par Value..............................      80,869        57,082
Retained Earnings...........................................     215,125       126,668
Cumulative Currency Translation Adjustment..................      26,671        32,684
                                                              ----------    ----------
          Total Stockholder's Equity........................     322,665       216,434
                                                              ----------    ----------
          Total Liabilities and Stockholder's Equity........  $1,667,541    $1,406,789
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SCHULLER INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                           (IN THOUSANDS OF DOLLARS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
Net Sales............................................    $1,552,429    $1,391,522    $1,277,818
Cost of Sales........................................     1,111,811       993,111       935,951
Selling, General and Administrative..................       153,278       122,902       116,763
Research, Development and Engineering................        32,663        29,979        29,670
Services Provided by Parent..........................         6,966        11,793        14,305
Nonrecurring Charges.................................        49,156
Other Expense, net...................................           574        17,787        22,171
                                                         ----------    ----------    ----------
Income from Operations...............................       197,981       215,950       158,958
Interest Income......................................         8,692         9,481         4,433
Interest Expense.....................................        44,610        43,963         4,287
Interest Expense -- Parent...........................         3,235         2,223        15,298
                                                         ----------    ----------    ----------
Income before Income Taxes...........................       158,828       179,245       143,806
Income Tax Expense...................................        69,884        77,016        63,503
                                                         ----------    ----------    ----------
Net Income...........................................    $   88,944    $  102,229    $   80,303
                                                         ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SCHULLER INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1996         1995         1994
                                                           ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $  88,944    $ 102,229    $ 80,303
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization.......................     70,898       63,085      58,411
     Pension and postretirement benefits expense.........     11,126       20,613      21,274
     Product guarantee income............................      8,651        9,352       7,857
     Provision for furnace rebuilds......................      8,270        8,349       8,657
     Deferred taxes......................................    (14,680)       4,348      14,993
     Nonrecurring charges................................     49,870
     Other, net..........................................     17,360       17,033      12,755
Changes in current assets and liabilities:
  Receivables............................................      8,137         (568)    (22,871)
  Inventories............................................     (2,680)     (19,327)      6,099
  Prepaid expenses.......................................     (1,276)       1,071      (1,079)
  Receivable from Parent.................................      6,114       (3,754)     (2,328)
  Accounts payable.......................................     (5,288)        (731)     15,645
  Compensation and employee benefits.....................     (9,160)     (10,888)     (2,388)
  Income taxes...........................................      3,364        1,644       2,703
  Other accrued liabilities..............................    (21,952)         977      (3,036)
Changes in noncurrent liabilities:
  Postretirement benefits other than pensions............    (16,347)     (19,742)    (24,981)
  Other noncurrent liabilities...........................    (15,774)     (12,965)    (29,876)
                                                           ---------    ---------    --------
Net Cash Provided by Operating Activities................    185,577      160,726     142,138
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment...............   (102,973)    (111,066)    (73,712)
Acquisitions.............................................   (153,113)
Proceeds from sales of assets............................     14,055        2,023       7,744
Purchases of available-for-sale marketable securities....     (4,986)      (6,082)
Purchases of held-to-maturity marketable securities......     (8,774)     (55,519)    (91,064)
Proceeds from sales of available-for-sale marketable
  securities.............................................      6,082                    2,077
Proceeds from maturities of held-to-maturity marketable
  securities.............................................     26,446       58,356      72,482
(Increase) decrease in other assets......................        (40)      (6,342)      1,298
                                                           ---------    ---------    --------
Net Cash Used in Investing Activities....................   (223,303)    (118,630)    (81,175)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt -- external.............................         63        6,622       8,707
Issuance of debt -- Parent...............................     55,000                   30,338
Payments on debt -- external.............................    (18,109)      (1,756)    (11,277)
Payments on debt -- Parent...............................                             (20,000)
                                                           ---------    ---------    --------
Net Cash Provided by Financing Activities................     36,954        4,866       7,768
                                                           ---------    ---------    --------
Effect of Exchange Rate Changes on Cash..................     (1,340)         (62)       (320)
                                                           ---------    ---------    --------
Net Increase (Decrease) in Cash and Equivalents..........     (2,112)      46,900      68,411
Cash and Equivalents at Beginning of Year................    140,328       93,428      25,017
                                                           ---------    ---------    --------
Cash and Equivalents at End of Year......................  $ 138,216    $ 140,328    $ 93,428
                                                           =========    =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SCHULLER INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                                               CUMULATIVE
                                       CAPITAL IN               INTERCOMPANY    CURRENCY         TOTAL
                                       EXCESS OF    RETAINED    RECEIVABLE,    TRANSLATION   STOCKHOLDER'S
                                       PAR VALUE    EARNINGS        NET        ADJUSTMENT       EQUITY
                                       ----------   ---------   ------------   -----------   -------------
BALANCES AT DECEMBER 31, 1993........   $ 666,973   $ 280,154    $(632,405)      $20,511       $ 335,233
Net income for the year..............                  80,303                                     80,303
Currency translation.................                                              5,908           5,908
Cancellation of intercompany
  receivable, net....................    (632,405)                 632,405
Loan assignment from parent..........     111,496                                                111,496
Dividend of Original Senior Notes and
  Demand Note........................     (88,982)   (336,018)                                  (425,000)
                                        ---------   ---------    ---------       -------       ---------
BALANCES AT DECEMBER 31, 1994........      57,082      24,439                     26,419         107,940
Net income for the year..............                 102,229                                    102,229
Currency translation.................                                              6,265           6,265
                                        ---------   ---------    ---------       -------       ---------
BALANCES AT DECEMBER 31, 1995........      57,082     126,668                     32,684         216,434
Net income for the year..............                  88,944                                     88,944
Currency translation.................                                             (6,013)         (6,013)
Dividends to parent..................                    (487)                                      (487)
Contribution from parent.............      23,787                                                 23,787
                                        ---------   ---------    ---------       -------       ---------
BALANCES AT DECEMBER 31, 1996........   $  80,869   $ 215,125                    $26,671       $ 322,665
                                        =========   =========    =========       =======       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Schuller International Group, Inc. (the "Company"), a wholly owned subsidiary of Schuller Corporation, manufactures and markets insulation for buildings and equipment, commercial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company estimates that approximately half of its annual sales are to commercial and industrial construction markets, while approximately one-third are to residential markets, and the remainder are to original equipment manufacturers. The Company's products are sold to contractors, mass merchants, wholesale distributors and fabricators throughout North America, Europe and Asia.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Schuller International Group, Inc., and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

  Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements, including disclosures of contingent liabilities.

  Cash and Equivalents

     Cash and equivalents include time deposits, certificates of deposit and other marketable securities with original maturities of three months or less.

  Financial Instruments

     The Company uses the amortized cost method of accounting for investments in held-to-maturity debt securities for which it has the positive intent and ability to hold to maturity. Fair value accounting is used for debt securities that are classified as available-for-sale securities. Realized gains and losses are computed on the specific identification method.

     The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of counterparties.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out (LIFO) basis for all domestic subsidiaries. The first-in, first-out (FIFO) basis is used to determine the cost of inventories for all foreign subsidiaries.

  Related Party Transactions

     The Company receives certain services from Schuller Corporation and provides various other services to Schuller Corporation. Fees for the cost of such services are based on actual costs incurred, estimates of time spent to provide such services and other appropriate bases that management believes to be reasonable and representative of the services provided. Since the companies maintain certain administrative functions for the benefit of both entities, management is unable to differentiate between the amount allocated and the amount that would have been incurred on a stand-alone basis. Charges for services received are included in services provided by parent in the consolidated statement of income. During 1996, certain management and financial services previously provided by Schuller Corporation were reorganized and transferred to the Company (see Note 6).

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation expense is computed using the straight-line method, based upon the estimated useful lives of the assets. Buildings are depreciated principally over 20 to 40 years, and machinery and equipment are depreciated principally over 20 years.

     Maintenance and repairs are charged to current period earnings, while replacements and betterments are capitalized.

  Goodwill

     Goodwill associated with acquisitions in excess of fair value of net assets acquired is amortized on a straight-line basis generally over 20 years. Included in other assets is goodwill of $128 million and $2 million at December 31, 1996 and 1995, respectively. The Company evaluates the recoverability of goodwill through its annual strategic planning process.

  Provision for Rebuilding Furnaces

     The Company's glass furnaces have an estimated useful life of approximately 30 years. During that time, the refractory components of the glass furnaces are periodically rebuilt, typically every six to seven years. The timing of the periodic rebuilds is dependent upon a number of variables including production volumes, product mix, and the extent and timing of interim repair and maintenance work performed.

     The estimated cost to rebuild the refractory components of the Company's glass furnaces is credited to an allowance and charged to operations on a straight-line basis over the estimated period to the next rebuild date. Unusual, nonrecurring adjustments to previously established allowances, if required, are included in operating results.

  Revenue Recognition

     The Company recognizes revenue from product sales upon shipment. The Company estimates and records provisions for cash discounts, quantity rebates, sales returns, allowances and original warranties in the period the sale is reported, based on its experience.

     The Company also sells extended roofing product guarantees for periods of 5 to 20 years. These extended guarantees cover the water tightness of roofing systems resulting from defects in materials or deficiencies in workmanship. Revenue on these product guarantees is recognized over the contract period in proportion to costs incurred.

  Workers' Compensation

     The Company accrues a liability for workers' compensation claims at present value, due to the fixed and determinable nature of the claim payments, based upon an evaluation of historical claims data and expected future claims. In addition, the Company records a receivable at present value for the portion of outstanding claims covered by third-party insurers.

  Income Taxes

     The U.S. entities of the Company are members of the Schuller Corporation affiliated group of corporations, which file a consolidated federal income tax return and certain consolidated state income tax returns. For all periods presented, the Company's U.S. federal tax liability and certain state tax liabilities have been computed as if these U.S. entities were filing a separate consolidated return using elections generally consistent with those employed by Schuller Corporation. In addition, certain state and local tax liabilities have

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been computed as if the Company's U.S. entities were not a member of the Schuller Corporation affiliated group.

     Pursuant to the terms of a tax sharing agreement with Schuller Corporation (the "Tax Sharing Agreement"), beginning in 1994, the Company's U.S. federal and consolidated state tax obligations were paid to Schuller Corporation. The Company's U.S. federal and consolidated state tax obligations for periods prior to 1994 have been included in the intercompany receivable, net.

     Schuller Corporation and the Company have also agreed that any material assessments that will result in a future taxable benefit to the Company (as determined by Schuller Corporation) and attributable to open tax years beginning before January 1, 1994 will be paid by the Company.

  Reclassifications

     Certain prior year information has been reclassified to conform with the current year presentation.

NOTE 2 -- FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign exchange forward contracts to hedge against currency fluctuations on certain material foreign currency exposures and records a receivable/payable which is classified consistently with the related outstanding foreign currency exposure. At December 31, 1995, the Company had forward contracts maturing through July 1996 to sell deutsche marks in exchange for $10.8 million. The carrying value of these contracts approximated their fair value at December 31, 1995.

     Gains and losses on foreign currency transactions and forward exchange contracts are included in other expense, net, for the period in which the exchange rate changes. The discount or premium on forward contracts is accounted for separately from the gain or loss on the contracts and is amortized to other expense, net, over the life of the contract.

     The Company had outstanding letters of credit totaling $15.1 million and $10.8 million as of December 31, 1996 and 1995, respectively. All letters of credit are collateralized by cash.

     The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions throughout the world. The Company invests excess cash in a diversified portfolio of high-quality money market instruments consistent with the preservation of capital and the maintenance of liquidity. The Company's investment policies require diversification of investments and include restrictions on maturity and credit quality. The Company monitors compliance with these restrictions on an ongoing basis. The Company has not experienced any material losses related to these investments.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments, but does not anticipate any significant off-balance-sheet credit risk of accounting loss. The Company anticipates that counterparties will be able to fully satisfy their obligations under the contracts.

     At December 31, 1996, the Company held investments in debt securities that were classified as held-to-maturity with an amortized cost basis of $106 million, which approximated fair value. The Company's investments in held-to-maturity debt securities at December 31, 1996 were classified on the balance sheet as cash equivalents of $93.7 million, marketable securities of $2.7 million and other assets of $9.6 million, depending upon the nature and maturity of the investments. Of these securities, $96.2 million had contractual maturities within one year; the remainder mature in one to five years. Additionally, at December 31, 1996, the Company had investments in available-for-sale debt securities that were classified on the balance sheet as other assets of $5 million. The amortized cost basis of these securities approximated fair value. Of these securities, $4.9 million had contractual maturities of one to five years; the remainder mature in less than one year.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1995, the Company held investments in debt securities that were classified as held-to-maturity with an amortized cost basis of $137.6 million, which approximated fair value. The Company's investments in held-to-maturity debt securities at December 31, 1995, were classified on the balance sheet as cash equivalents of $107.6 million, marketable securities of $21 million and other assets of $9 million, depending upon the nature and maturity of the investments. Of these securities, $128.6 million had contractual maturities within one year; the remainder mature in one to five years. Additionally, at December 31, 1995, the Company had investments in available-for-sale debt securities that were classified on the balance sheet as other assets of $6.1 million. The amortized cost basis of these securities approximated fair value. Of these securities, $6 million had contractual maturities of one to five years; the remainder mature in less than one year.

     During 1996 and 1994, the Company sold securities that had been classified as available-for-sale, resulting in proceeds of $6.1 million and $2.1 million, respectively, which approximated carrying value each year.

NOTE 3 -- RECEIVABLES

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    -----------
Trade.......................................................     $242,530       $194,484
Less allowances.............................................       30,016         27,110
                                                                 --------       --------
                                                                  212,514        167,374
Other.......................................................       17,071         25,052
                                                                 --------       --------
                                                                 $229,585       $192,426
                                                                 ========       ========

     Included in allowances are doubtful accounts of $7.6 million and $6.5 million at December 31, 1996 and 1995, respectively. The Company generally requires no collateral on receivables. The provision for doubtful accounts charged to costs and expenses was $1.1 million for 1996, $0.8 million for 1995, and $1.4 million for 1994.

NOTE 4 -- INVENTORIES

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    ----------
Finished goods..............................................     $ 60,456       $46,432
Work-in-process.............................................        8,472         7,345
Raw materials...............................................       23,383        15,569
Supplies....................................................        8,730         7,775
                                                                 --------       -------
                                                                 $101,041       $77,121
                                                                 ========       =======

     Inventories in the amounts of $29.5 million and $18.3 million at December 31, 1996 and 1995, respectively, were valued using FIFO. The balance of the inventories was valued using LIFO. The excess of current values over amounts for financial reporting purposes was $51.5 million and $54.4 million at December 31, 1996 and 1995, respectively.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT, NET

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    -----------
Land and improvements.......................................   $   47,977     $   42,543
Buildings...................................................      237,132        218,650
Machinery and equipment.....................................    1,113,341      1,032,830
                                                               ----------     ----------
                                                                1,398,450      1,294,023
Less accumulated depreciation...............................      628,482        578,120
                                                               ----------     ----------
                                                               $  769,968     $  715,903
                                                               ==========     ==========

NOTE 6 -- RELATED PARTY TRANSACTIONS

  Recapitalization of the Company and Issuance of Senior Notes

     During 1994, the Company completed the following noncash transactions. In connection with the renegotiation of a receivables sales facility, a $111.5 million subordinated promissory note of the Company held by Schuller Corporation was assigned to the Company, increasing stockholder's equity. In addition, the Company declared and paid a $425 million dividend to Schuller Corporation in the form of $400 million aggregate principal amount 10.375 percent Senior Notes due 2004 (the "Original Senior Notes") and a $25 million demand note. Concurrent with the declaration of the dividend, the Company canceled an intercompany receivable from Schuller Corporation totaling $632.4 million. In connection with a public debt offering, the Original Senior Notes were surrendered and replaced by $400 million of the Company's 10.875 percent Senior Notes due 2004. The Company did not receive any proceeds from the Senior Notes offering.

  Stock Compensation Plans

     Certain executives and other eligible employees of the Company participated in Schuller Corporation stock compensation plans, which grant deferred stock rights, restricted stock and options to purchase stock. The Company's share of compensation expense related to these stock compensation plans was $1.5 million, $0.6 million and $0.4 million in 1996, 1995 and 1994, respectively.

     During 1996, 5.3 million options to purchase shares of Schuller Corporation common stock were granted. The options were issued at exercise prices ranging from $10.63 to $13.28 per share, expire in ten years, and the majority vest by December 31, 1997. The Company accounts for compensation expense related to the options under APB Opinion 25 and related interpretations and, since the exercise prices on the grant date equaled or exceeded market prices on grant dates, no compensation expense was recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in 1995, and if fully adopted, changes, among other things, the methods for recognition of expense on plans involving Schuller Corporation's stock options. Recognition of compensation under SFAS No. 123 is optional. However, as required by SFAS No. 123, the following discloses the pro forma impact on the Company's 1996 net income if recognition requirements were adopted (in thousands of dollars):

Net Income -- As reported...................................  $88,944
              Pro forma.....................................  $86,008

     The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of $0.12 per share; expected volatility of 32 percent; a risk free rate of return of 6.6 percent and an expected life of the options of four years. The weighted average fair values of options granted during 1996 were $3.02 per share for options with exercise prices equal to market prices on grant

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dates, and $2.71 per share for options with exercise prices exceeding market prices on grant dates. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are possible.

  Notes Payable to Parent

     During August 1996, the Company executed a $50 million note payable to Schuller Corporation, due October 1, 1998. The proceeds were used to partially finance the acquisition of NRG Barriers, Inc. -- see Note 19. Also during 1996, $5 million was advanced to the Company to pay off debt to third parties and a $25 million note to Schuller Corporation was reclassified from current liabilities to long-term debt.

  Intercompany Agreements

     The Company is a wholly owned subsidiary of Schuller Corporation. Accordingly, Schuller Corporation could cause the Company to pay dividends, subject to the terms of the Senior Notes indenture, certain other contractual limitations and applicable law.

     In connection with the public offering of the Senior Notes during 1994, the Company and Schuller Corporation entered into a Corporate Agreement that, among other things, prohibits the Company and certain of its subsidiaries from issuing any capital stock or rights, warrants or options to purchase their capital stock (collectively, "Capital Stock Rights") without the approval of Schuller Corporation's Board of Directors. In addition, the Corporate Agreement prohibits the Company and certain of its subsidiaries from issuing any of their Capital Stock Rights if, immediately after such issuance, the Company or any of such subsidiaries would no longer be a member of Schuller Corporation consolidated federal income tax group. Schuller Corporation has agreed with Manville Personal Injury Settlement Trust (the "Trust") that, without the consent of the Trust, Schuller Corporation will not waive any provisions of the Corporate Agreement.

     Also in connection with the public offering of the Senior Notes, the Company and Schuller Corporation entered into a Tax Sharing Agreement that provides that as long as the Company and Schuller Corporation are included in the same consolidated tax group, the Company will pay to Schuller Corporation amounts equal to the U.S. federal and state income taxes (for states requiring consolidated or combined income tax returns) that the Company would otherwise have to pay if it were to file separate returns, and that Schuller Corporation has the authority to make tax elections for the Company. Amounts paid to Schuller Corporation for 1996, 1995 and 1994 U.S. federal and state income taxes totaled $52.5 million, $50.4 million and $38.7 million, respectively.

     In addition, the Company and Schuller Corporation entered into certain agreements that formalized various relationships between the two companies. Principal among these are an Intercompany Agreement by which Schuller Corporation provides certain management services to the Company for a fee and a Treasury Management Agreement by which Schuller Corporation provides certain financial services for a fee. Fees for the cost of such services are based on actual costs incurred, estimates of time spent to provide such services and other appropriate bases that management believes to be reasonable and representative of the services provided. Expenses incurred by the Company under the terms of the Intercompany Agreement and the Treasury Management Agreement for services provided by Schuller Corporation totaled $7 million, $11.8 million and $14.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Cash settlements are made for all products or services provided and/or received, with interest accruing at the prime rate on past due balances. Amounts payable or receivable for transactions with Schuller Corporation have been reported as a current payable or receivable on the consolidated balance sheet.

     During 1996, Schuller Corporation divested its investment in Riverwood International Corporation (the "Riverwood Disposition"). In connection with the Riverwood Disposition, certain management and financial services maintained by Schuller Corporation were reorganized and transferred to the Company. Because Schuller Corporation maintained these administrative functions for the benefit of all three entities, manage-

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ment is unable to differentiate between the amounts allocated on a fee basis under the terms of the services agreements and the amount that will be incurred as these functions are administered by the Company.

  Other related party transactions

     During 1996, the Company advanced $23.8 million to Schuller Corporation to acquire Nord Bitumi U.S., Inc. (see Note 19). The assets of Nord Bitumi U.S., Inc. were subsequently contributed to the Company. The contribution was accounted for as an increase in the Company's stockholder's equity. The advance, included in current receivable from parent at December 31, 1996, was repaid in February, 1997.

     Schuller Corporation maintains an escrow account on behalf of the Company for its workers' compensation surety bonds which is reported as a long-term receivable from parent in the consolidated balance sheet of $10.1 million and $9.7 million at December 31, 1996 and 1995, respectively.

NOTE 7 -- INCOME TAXES

     Income taxes payable consists of the following:

                                                              (IN THOUSANDS OF DOLLARS)
                                                                1996            1995
                                                              ---------       ---------
U.S. federal and foreign income taxes.......................    $13,998         $ 8,858
Deferred income taxes.......................................      1,250           2,070
State and local taxes.......................................        615             636
                                                                -------         -------
                                                                $15,863         $11,564
                                                                =======         =======

     The current receivable from parent at December 31, 1996 and 1995 included $3.2 million and $5.3 million, respectively, for the overpayment of the Company's 1996 and 1995 federal and state income tax obligations paid to Schuller Corporation under the terms of the Tax Sharing Agreement.

     The approximate tax effect of the temporary differences giving rise to the net deferred tax asset is follows:

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    -----------
U.S. Deferred Tax Assets:
  Employee benefit accruals.................................     $108,006       $110,105
  Reserves..................................................       56,251         44,293
  Provision for furnace rebuilds............................        7,805          7,842
  Deferred state and local taxes............................        7,488          6,146
  Accounts receivable allowances............................        3,830          3,659
  Other.....................................................        9,111          7,003
                                                                 --------       --------
Total U.S. Deferred Tax Assets..............................      192,491        179,048
Foreign Deferred Tax Assets.................................          842            444
                                                                 --------       --------
Total Deferred Tax Assets...................................      193,333        179,492
                                                                 --------       --------
U.S. Deferred Tax Liabilities:
  Property, plant and equipment.............................       97,688         97,544
  Prepaid pension asset.....................................       45,821         40,940
  Other.....................................................        6,675          5,840
                                                                 --------       --------
Total U.S. Deferred Tax Liabilities.........................      150,184        144,324
                                                                 --------       --------
Net Deferred Tax Asset......................................     $ 43,149       $ 35,168
                                                                 ========       ========

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company believes, based upon its past earnings, forecasts of future earnings and potential tax planning strategies that as of December 31, 1996 and 1995, all of the deferred tax assets will be realized. Accordingly, a valuation allowance has not been provided.

     Deferred income tax liabilities of $41.2 million and $47.4 million as of December 31, 1996 and 1995, respectively, related to foreign operations and were primarily attributable to temporary differences on property, plant and equipment.

     The U.S. and foreign components of income before income taxes consist of the following:

                                                         (IN THOUSANDS OF DOLLARS)
                                                         1996       1995       1994
                                                       --------   --------   --------
U.S..................................................  $110,885   $136,878   $109,487
Foreign..............................................    47,943     42,367     34,319
                                                       --------   --------   --------
                                                       $158,828   $179,245   $143,806
                                                       ========   ========   ========

     The provision for income tax expense (benefit) on income before income taxes consists of the following:

                                                         (IN THOUSANDS OF DOLLARS)
                                                         1996       1995       1994
                                                       --------    -------    -------
Current:
  U.S. federal.......................................  $ 48,274    $46,281    $27,005
  U.S. state and local...............................    11,798      9,784      8,742
  Foreign............................................    24,492     16,603     12,763
                                                       --------    -------    -------
                                                         84,564     72,668     48,510
                                                       --------    -------    -------
Deferred:
  U.S................................................    (8,705)     2,252     11,640
  Foreign............................................    (5,975)     2,096      3,353
                                                       --------    -------    -------
                                                        (14,680)     4,348     14,993
                                                       --------    -------    -------
                                                       $ 69,884    $77,016    $63,503
                                                       ========    =======    =======

     The effective tax rate on income before income taxes differs from the U.S. federal statutory income tax rate for the following reasons:

PERCENT OF PRE-TAX INCOME:                                    1996    1995    1994
--------------------------                                    ----    ----    ----
U.S. federal statutory rate.................................  35.0%   35.0%   35.0%
Increase resulting from:
  U.S. state and local taxes, net of federal benefit........   3.8     3.8     5.6
  Foreign income taxed at higher rates......................   2.4     3.3     2.0
  Non-deductible goodwill...................................    .5
  Change in statutory tax rates.............................                   1.2
  Other, net................................................   2.3     0.9     0.4
                                                              ----    ----    ----
                                                              44.0%   43.0%   44.2%
                                                              ====    ====    ====

     Undistributed earnings intended to be reinvested indefinitely by the foreign subsidiaries totaled $149.6 million at December 31, 1996. The determination of the deferred tax liability related to these undistributed earnings is not practicable. Accordingly, no U.S. deferred income tax has been recorded.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- PENSIONS

     The Company maintains noncontributory defined benefit pension plans for its U.S. and German employees. Pension expense (income) and projected benefit obligations under each of these plans are determined using assumptions regarding discount rates, rates of increase in future compensation levels and expected long-term rates of return on assets. These assumptions are subject to prevailing economic conditions and, accordingly, the Company believes it is reasonably possible that a change in these assumptions may occur in the near-term.

  U.S. Pension Plans

     Substantially all of the Company's U.S. employees are covered by noncontributory defined benefit pension plans. Pension benefits are based primarily on years of service and the employee's compensation or pension rate near retirement. The Company's funding policy is to contribute funds to a trust as necessary to at least meet the minimum funding requirements of the Internal Revenue Code. Plan assets are invested primarily in fixed income and equity securities.

     (A) Pension Expense (Income):

     The Company's pension expense (income) related to the U.S. defined benefit pension plans for the years ended December 31 consists of the following:

                                                        (IN THOUSANDS OF DOLLARS)
                                                       1996        1995        1994
                                                     --------    --------    --------
Service cost -- benefits earned during the year....  $  7,971    $  6,436    $  8,739
Interest cost on projected benefit obligation......    43,689      45,460      42,137
Estimated return on assets:
  Actual (gain) loss...............................   (46,263)   (145,180)     27,531
  Deferred gain (loss).............................    (6,033)    100,928     (77,500)
Net amortization...................................    (3,558)     (4,212)     (2,846)
                                                     --------    --------    --------
Total pension expense (income).....................  $ (4,194)   $  3,432    $ (1,939)
                                                     ========    ========    ========

     Assumptions used in determining the pension expense (income) for the years ended December 31 are as follows:

                                                              1996    1995    1994
                                                              ----    ----    ----
Discount rates..............................................  7.00%   9.00%   7.00%
Rates of increase in future compensation levels.............  5.50%   6.50%   5.50%
Expected long-term rates of return on assets................  8.00%   8.00%   8.00%

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (B) Funded Status:

     The funded status of the Company's defined benefit plans covering U.S. employees as of December 31 is as follows:

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    -----------
Actuarial present value of:
  Vested benefit obligation.................................     $575,851       $594,166
                                                                 ========       ========
  Accumulated benefit obligation............................     $602,370       $614,010
                                                                 ========       ========
  Projected benefit obligation..............................     $621,842       $642,770
Plan assets at fair value...................................      682,788        676,483
                                                                 --------       --------
Plan assets in excess of projected benefit obligation.......       60,946         33,713
Unrecognized net loss.......................................       66,391         86,199
Unrecognized prior service costs............................       12,431         12,687
Unrecognized transition adjustment..........................      (19,585)       (27,653)
                                                                 --------       --------
Prepaid pension asset.......................................     $120,183       $104,946
                                                                 ========       ========

     The projected benefit obligations for the U.S. plans were determined in 1996 and 1995 using discount rates of 7.5 percent and seven percent, respectively, and rates of increase in future compensation levels for salary-related plans of 5.5 percent. The Company utilizes a discount rate based on available high-quality corporate bonds. The vested U.S. benefit obligation is calculated on the benefits the employees are entitled to receive if they were to separate immediately.

     As of December 31, 1996 and 1995, accrued U.S. retirement contributions included in compensation and employee benefits on the balance sheet were $10.7 million and $12 million, respectively.

  German Pension Plan

     The German subsidiary of the Company provides a defined benefit plan. This plan is noncontributory and is unfunded. The pension or termination benefits are based primarily on years of service and the employee's compensation.

     (A) Pension Expense:

     The pension expense, determined using a discount rate of seven percent and a rate of increase in future compensation of five percent for each year, for the years ended December 31 consists of the following:

                                                           (IN THOUSANDS OF DOLLARS)
                                                            1996      1995      1994
                                                           ------    ------    ------
Service cost -- benefits earned during the year..........  $  881    $  909    $  751
Interest cost on projected benefit obligation............   1,861     1,869     1,580
Net amortization.........................................     105       111       117
                                                           ------    ------    ------
Total pension expense....................................  $2,847    $2,889    $2,448
                                                           ======    ======    ======

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (B) Funded Status:

     The status of the Company's unfunded German plan as of December 31 is as follows:

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996            1995
                                                              ----------      ----------
Actuarial present value of:
  Vested benefit obligation.................................     $24,691         $24,910
                                                                 =======         =======
  Accumulated benefit obligation............................     $25,861         $26,272
                                                                 =======         =======
  Projected benefit obligation..............................     $28,204         $28,676
Unrecognized net gain.......................................       2,972           3,052
Unrecognized transition adjustment..........................        (863)         (1,057)
                                                                 -------         -------
Pension liability...........................................     $30,313         $30,671
                                                                 =======         =======

     Projected benefit obligations were determined using a discount rate of seven percent for both 1996 and 1995. The rate of increase in future compensation levels for salary-related plans was five percent for both 1996 and 1995. The vested benefit obligation is calculated on the benefits the employees are entitled to receive if the employees were to separate immediately.

  Voluntary Savings Plans

     The Company provides voluntary savings plans in which eligible U.S. employees of the Company may participate. Employees may make contributions of up to 16 percent of their compensation. The Company matches up to six percent of certain contributions at rates ranging from 15 percent to 100 percent, depending on the Company's performance. Company contributions to the savings plans were $7.2 million in 1996, $7.1 million in 1995 and $6.3 million in 1994.

NOTE 9 -- SHORT-TERM DEBT AND CREDIT FACILITIES

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996            1995
                                                              ----------        -------
Short-term borrowings.......................................     $22,634           $ 70
Current portion of long-term debt...........................       9,114             41
                                                                 -------           ----
                                                                 $31,748           $111
                                                                 =======           ====

     At December 31, 1996, the Company had $84 million available under a receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility, up to a maximum of $100 million, are based on the daily balance of certain outstanding trade accounts receivable, adjusted for various factors as defined under the terms of the Receivables Facility. The Company's international subsidiaries also had borrowing and working capital facilities totaling $85 million at December 31, 1996. These facilities, of which approximately $84 million was available for borrowing at December 31, 1996, are principally secured by the Company's equity ownership in certain international subsidiaries and joint ventures.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- COMPENSATION AND EMPLOYEE BENEFITS

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    ----------
Vacation, compensation and payroll deductions...............     $ 51,912       $45,317
Self insured medical and group life coverage................       34,812        36,351
Other.......................................................       15,412        16,413
                                                                 --------       -------
                                                                 $102,136       $98,081
                                                                 ========       =======

NOTE 11 -- ALLOWANCE FOR FURNACE REBUILDS

     The activity in the allowance for furnace rebuilds, included in other noncurrent liabilities, for the years ended December 31, was as follows:

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996          1995
                                                              ----------    -----------
Balance at beginning of year................................     $22,405       $ 26,356
Provisions for estimated costs..............................       8,270          8,349
Rebuild expenditures........................................      (8,375)       (12,300)
                                                                 -------       --------
                                                                  22,300         22,405
Less current portion........................................       1,947         10,763
                                                                 -------       --------
                                                                 $20,353       $ 11,642
                                                                 =======       ========

NOTE 12 -- LONG-TERM DEBT

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    -----------
UNSECURED
Senior Notes with interest at 10.875%, payable 2004.........     $400,000       $400,000
COLLATERALIZED
Industrial revenue bonds with interest at floating rates,
  from 2% to 8.625%, payable through 2009, collateralized by
  a letter of credit, real property and equipment...........       15,702          8,639
Notes payable with interest from 5.98% to 9.25%, payable
  through 2008..............................................        4,070            209
                                                                 --------       --------
                                                                  419,772        408,848
Less current portion........................................        9,114             41
                                                                 --------       --------
                                                                 $410,658       $408,807
                                                                 ========       ========

     In the fourth quarter of 1994, the Company issued $400 million of 10.875 percent Senior Notes, due 2004. Interest on these notes is payable semiannually. These notes may be redeemed on or after December 15, 1999 at prices ranging from 100 percent to 105 percent of the principal amount, plus accrued interest.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Long-term debt maturities at December 31, 1996 are as follows:

                                                              (IN THOUSANDS OF DOLLARS)
                                                              -------------------------
1997........................................................          $  9,114
1998........................................................             5,841
1999........................................................               230
2000........................................................               165
2001........................................................               166
Thereafter..................................................           404,256
                                                                   -----------
                                                                      $419,772
                                                                   ===========

     The Company's agreements with its lenders contain a number of financial and general covenants. These include, among others, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by the Company and restrictions on intercompany transactions including transfers of cash, and transactions with Schuller Corporation. As of December 31, 1996 and 1995, the maximum amount available for dividends to be paid to Schuller Corporation under debt covenants of the Company's Senior Notes was approximately $227 million and $172 million, respectively. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At December 31, 1996, the Company was in compliance with these covenants.

     At December 31, 1996, the Company's long-term debt totaled $419.8 million and had an estimated fair value of $464.9 million. At December 31, 1995, the Company's long-term debt totaled $408.8 million and had an estimated fair value of $458.2 million. Generally, the fair value of the Company's long-term debt is an estimate based on quoted market prices, when available, or the discounted cash flow method.

NOTE 13 -- OTHER POSTRETIREMENT BENEFITS

     Medical and life insurance coverage is provided to eligible U.S. and Canadian retirees of the Company and their dependents under defined benefit plans. The postretirement benefit expense for the years ended December 31 consists of the following:

                                                           (IN THOUSANDS OF DOLLARS)
                                                           1996      1995      1994
                                                          -------   -------   -------
Service cost -- benefits earned during the year.........  $ 1,352   $ 1,538   $ 3,260
Interest cost on accumulated postretirement benefit
  obligation............................................   12,913    15,383    17,689
Net amortization........................................   (1,552)   (2,433)       35
                                                          -------   -------   -------
Total postretirement benefit expense....................  $12,713   $14,488   $20,984
                                                          =======   =======   =======

     The postretirement benefit expense was calculated using a discount rate of seven percent in 1996, nine percent in 1995 and seven percent in 1994.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's unfunded postretirement benefit obligation reconciled with the amounts shown in the Company's consolidated balance sheet as of December 31 is as follows:

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    -----------
Actuarial present value of the accumulated postretirement
  benefit obligation:
     Retirees...............................................     $151,123       $160,730
     Fully eligible plan participants.......................        8,474          7,858
     Other active plan participants.........................       25,013         34,827
                                                                 --------       --------
                                                                  184,610        203,415
Unrecognized net gain.......................................        8,360          4,204
Unrecognized prior service costs............................       25,950         17,402
                                                                 --------       --------
Postretirement Benefit Obligation...........................     $218,920       $225,021
                                                                 ========       ========

     The current portions of $19.5 million and $21.9 million of the postretirement benefit obligation were recorded in compensation and employee benefits as of December 31, 1996 and 1995, respectively. The accumulated postretirement benefit obligations were determined in 1996 and 1995 using discount rates of 7.5 percent and seven percent, respectively. The Company utilizes a discount rate based on available high-quality corporate bonds. For measurement purposes, a six percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 1997; the rate was assumed to decrease gradually to 5.5 percent in 2002 and remain at that level thereafter.

     The Company's assumptions regarding the discount rate and annual rate of increase in the per capita cost of covered medical benefits are subject to prevailing economic conditions. Accordingly, the Company believes it is reasonably possible that a change in these assumptions may occur in the near-term. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated benefit obligation as of December 31, 1996, by $7.8 million, and the aggregate of the service and interest cost components of the periodic cost for the year then ended by $0.8 million.

NOTE 14 -- WORKERS' COMPENSATION

     The workers' compensation liability and related receivable at gross and present value at December 31 are:

                                                              (IN THOUSANDS OF DOLLARS)
                                                                 1996           1995
                                                              -----------    -----------
Workers' Compensation Liability:
  Gross.....................................................     $123,569       $130,724
  Present value.............................................       69,002         69,484
Insurance Receivable:
  Gross.....................................................     $  7,765       $  7,245
  Present value.............................................        4,818          4,460

     The liability and receivable were measured using risk-free discount rates of 6.4 percent and 6.2 percent at December 31, 1996 and 1995, respectively, which reflect rates of return on available U.S. Treasury securities with maturities similar to the timing of expected claim payments. Although the Company is exposed to credit losses in the event of nonperformance by its insurers, the Company anticipates claims for insurance coverage will be fully satisfied.

     Discount rates of 6.2 percent, 8.2 percent and seven percent were used to measure expense for the years ended December 31, 1996, 1995 and 1994, respectively.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company expects to pay the following amounts for its workers' compensation obligations:

                                                              (IN THOUSANDS OF DOLLARS)
                                                              -------------------------
1997........................................................          $  8,300
1998........................................................             7,700
1999........................................................             7,400
2000........................................................             7,000
2001........................................................             6,600
Thereafter..................................................            86,569
                                                                      --------
                                                                      $123,569
                                                                      ========

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

     Total rental expense was $10.9 million in 1996, $13.5 million in 1995 and $11.3 million in 1994.

     At December 31, 1996, minimum rental commitments of the Company under long-term, noncancelable operating leases are as follows:

                                                              (IN THOUSANDS OF DOLLARS)
                                                              -------------------------
1997........................................................           $ 5,838
1998........................................................             5,151
1999........................................................             1,300
2000........................................................               894
2001........................................................               755
                                                                       -------
                                                                       $13,938
                                                                       =======

     Minimum rental commitments of the Company have not been reduced by anticipated sublease income of approximately $3.7 million.

     The Company has various purchase commitments for items used in the ordinary conduct of business. In the aggregate, such commitments do not exceed market prices or anticipated usage requirements.

  Contingent Product Liability

     Between 1988 and 1992, the Company manufactured phenolic roofing insulation which may, under certain circumstances, contribute to the corrosion of metal decks on which it is installed. Subsequently, the Company began a voluntary program to inspect such metal decks and remediate where appropriate. The Company has accrued for costs relating to future inspections, remediation and anticipated claims. These accruals are based on the Company's historical experience regarding the incidence of corrosion and the cost of remediation and include a number of assumptions related to the types of roofs on which phenolic insulation has been installed as well as the assumption that the Company's past remediation experience will continue over the remaining lives of roofs insulated with the Company's phenolic roofing insulation.

     Pursuant to settlement agreements with the Company's liability carriers and former owner of the phenolic roofing insulation business, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

     In 1996, the Company and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the United States with phenolic insulation installed on their roof decks and seek damages and injunctive relief,

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

     The Company has reviewed its historical inspection and remediation experience and the terms and collectibility of amounts payable under the reimbursement agreements in light of the contingencies described above. Based on the information available to date and subject to the assumptions described above, if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

  Environmental Contingencies

     At December 31, 1996, the Company had remediation activities in progress at 11 sites, out of a total of 23 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 20 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation, and as such could be jointly and severally liable for costs of remediating these sites.

     In 1994, the U.S. government and Schuller Corporation settled certain litigation concerning the Company's disposal activities prior to consummation of Schuller Corporation's plan of reorganization. The settlement agreement, which was made an order of the court, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of Schuller Corporation's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by the Company prior to consummation of Schuller Corporation's plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

     At December 31, 1996 and 1995, the Company's balance sheet included undiscounted accruals for environmental remediation costs, including ongoing compliance, maintenance and monitoring costs, of $31.1 million and $30.3 million, respectively. The Company paid $1.8 million each year for environmental cleanup in 1996 and 1995. The Company believes that amounts paid in 1996 and 1995 are representative of the Company's future annual environmental cleanup costs and anticipates expenditures relating to costs currently accrued to be made over the next 15 years.

     As a result of factors such as changes in federal and state regulations, the application and effectiveness of remedial actions, the difficulty in assessing the extent of environmental contamination, and the allocation of costs among potentially responsible parties, actual costs to be incurred for environmental cleanup may vary from previous estimates. Subject to the uncertainties inherent in evaluating environmental exposures, and based on information presently available, including the Company's historical remediation experience, currently enacted environmental laws and regulations, and existing remediation technology, the Company believes that if additional costs are incurred in excess of the accrued amounts, such costs are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -- NONRECURRING CHARGES

     In 1996, the Company recorded the following pretax nonrecurring charges totaling $49.2 million.

     During the fourth quarter of 1996, the Company completed an evaluation of a manufacturing facility with both current and former operations and determined that its best course of action is closure of the facility. Consequently, the Company recorded nonrecurring charges of $41.7 million for the shutdown of current operations, demolition of facilities and site restoration, of which $30 million and $11.7 million related to corporate and eliminations and the Building Products segment, respectively. Of these charges, $7.5 million are noncash asset write-downs, and $3 million are classified as other current liabilities. Upon completion of these actions, the Company intends to relinquish the remaining properties and does not expect to incur significant future monitoring and maintenance costs. The Company expects to fund the charges requiring cash outlays from existing cash balances and cash generated from operations. Pending federal and state regulatory agency approval, the demolition phase of the project is expected to begin in 1997 and be substantially completed during 1998, with the majority of the liabilities settled over the next two years. The nonrecurring charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to secure agreements with third parties, relinquish the properties and obtain regulatory approvals to execute the actions described above. As a result, the Company believes it is reasonably possible that these estimates may be revised in the near-term. However, the impacts of such revisions, if any, are not expected to be material.

     The Company also recorded nonrecurring charges in the Engineered Products segment of $7.5 million consisting of asset write-downs to estimated fair values in the automotive molded parts business, which is expected to be disposed of in 1997, partially offset by a gain on the sale of other manufacturing assets.

NOTE 17 -- OTHER INCOME (EXPENSE), NET

                                                          (IN THOUSANDS OF DOLLARS)
                                                         1996       1995       1994
                                                        -------   --------   --------
Postretirement benefits other than pensions...........  $(5,219)  $ (5,468)  $ (7,547)
Amortization of intangible assets.....................   (4,457)      (677)      (698)
Interest accretion on workers' compensation
  liabilities.........................................   (3,567)    (3,910)    (4,400)
Phenolic legal expenses...............................     (600)    (2,921)    (8,898)
Settlement of pension plans...........................    7,216
Write-off/disposition of nonproductive assets.........              (6,723)    (3,558)
Other.................................................    6,053      1,912      2,930
                                                        -------   --------   --------
                                                        $  (574)  $(17,787)  $(22,171)
                                                        =======   ========   ========

     Postretirement benefit expenses are benefits other than pensions attributable to retirees of the Company's former business operations. Interest accretion on workers' compensation liabilities primarily relates to previous asbestos operations.

     During 1996, the Company recognized a gain of $7.2 million related to the receipt of surplus pension assets in connection with the settlement of defined benefit pension plans in which the Company's Canadian employees previously participated.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and taxes during each of the years ended December 31 was as follows:

                                                           (IN THOUSANDS OF DOLLARS)
                                                           1996      1995      1994
                                                          -------   -------   -------
Interest paid to:
  Parent................................................  $ 2,051   $ 2,226   $15,326
  Others................................................   44,327    44,301     2,245
Taxes paid (and deemed paid) to:
  Parent................................................  $52,470   $50,352   $38,729
  Others................................................   23,038    15,327    11,817

NOTE 19 -- ACQUISITIONS

     In the third quarter of 1996, the Company acquired NRG Barriers, Inc., a U.S. manufacturer of commercial roofing insulation, and the assets of Dibiten USA and Dibiten Mexico, manufacturers of commercial roofing products, in separate transactions. Nord Bitumi SpA, Nord de Mexico S.A. de C.V. and Nord Bitumi U.S., Inc., manufacturers of commercial roofing products, were acquired in the first quarter of 1996. Also during the first quarter of 1996, the Company acquired Web Dynamics Corporation, a manufacturer of polymer filtration products. The acquisitions were accounted for under the purchase method, and accordingly, the purchase prices were allocated on the basis of the estimated fair value of assets acquired and liabilities assumed. In addition, a joint venture, in which the Company has a 60 percent interest, to operate and expand an existing fiber glass mat facility in China, became effective January 1, 1996, and is accounted for under the equity method. The combined cash purchase price for the 1996 acquisitions and the Company's contribution to the joint venture totaled $153.1 million. In connection with these acquisitions, the Company assumed $52 million of debt, $34 million of which was outstanding at December 31, 1996. The operating results of the acquired businesses have been included in the consolidated statement of income from the dates of acquisition.

     During January 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a U.S. manufacturer of synthetic meltblown nonwoven products. This acquisition is associated with businesses of the Engineered Products segment and will be accounted for under the purchase method.

     During February 1997, the Company announced it had signed an agreement to acquire the Mitex group of companies, subject to certain conditions, including regulatory approvals. The acquisition is expected to complement existing businesses of the Engineered Products segment. Mitex is a leading manufacturer of fiber glass wall covering fabrics used primarily in commercial and industrial buildings and has manufacturing facilities in Sweden and the United Kingdom.

NOTE 20 -- BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

     The Company reports separately the results of the Building Products and Engineered Products segments. The Building Products segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls, attics and floors in residential and commercial buildings and polyisocyanurate foam sheathing for residential structures; commercial and industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees; and mechanical insulations business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Engineered Products segment consists of the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes the Company's German subsidiary, Schuller GmbH. The Engineered Products segment also includes the Company's specialty insulations and filtration business, which manufactures thermal and acoustic insulation for aircraft, marine vessels, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment; filtration media for commercial and industrial buildings; ultra-fine fibers for clean room air filters and battery separators; liquid filtration cartridges and media for use in commercial and industrial applications; and synthetic meltblown products used in various other applications.

                                                        (IN THOUSANDS OF DOLLARS)
                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1996         1995         1994
                                                   ----------   ----------   ----------
BUILDING PRODUCTS:
  Net Sales (Note A).............................  $  960,497   $  805,615   $  743,967
  Costs and Expenses.............................     810,782      669,732      625,977
  Nonrecurring Charges...........................      11,674
  Other Expense, net (Note D)....................      (2,604)      (2,858)      (8,057)
                                                   ----------   ----------   ----------
     Income from Operations......................  $  135,437   $  133,025   $  109,933
                                                   ----------   ----------   ----------
ENGINEERED PRODUCTS:
  Net Sales (Note A).............................  $  623,231   $  612,526   $  558,244
  Costs and Expenses.............................     504,085      498,729      481,868
  Nonrecurring Charges...........................       7,502
  Other Income (Expense), net (Note D)...........       1,483       (5,578)         127
                                                   ----------   ----------   ----------
     Income from Operations......................  $  113,127   $  108,219   $   76,503
                                                   ----------   ----------   ----------
CORPORATE AND ELIMINATIONS:
  Net Sales (Note A).............................  $  (31,299)  $  (26,619)  $  (24,393)
  Costs and Expenses.............................     (10,149)     (10,676)     (11,156)
  Nonrecurring Charges...........................      29,980
  Other Income (Expense), net (Note D)...........         547       (9,351)     (14,241)
                                                   ----------   ----------   ----------
     Income from Operations......................  $  (50,583)  $  (25,294)  $  (27,478)
                                                   ----------   ----------   ----------
CONSOLIDATED TOTAL COMPANY:
  Net Sales (Note A).............................  $1,552,429   $1,391,522   $1,277,818
  Costs and Expenses.............................   1,304,718    1,157,785    1,096,689
  Nonrecurring Charges...........................      49,156
  Other Expense, net.............................        (574)     (17,787)     (22,171)
                                                   ----------   ----------   ----------
     Income from Operations......................  $  197,981   $  215,950   $  158,958
                                                   ==========   ==========   ==========
ASSETS (DECEMBER 31):
  Building Products..............................  $  789,778   $  556,172   $  514,873
  Engineered Products............................     604,806      573,739      532,159
  Corporate (Note E).............................     326,276      329,781      265,816
  Eliminations and Adjustments (Note B)..........     (53,319)     (52,903)     (50,200)
                                                   ----------   ----------   ----------
     Total.......................................  $1,667,541   $1,406,789   $1,262,648
                                                   ==========   ==========   ==========
---------------
See notes on page 41.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          (IN THOUSANDS OF DOLLARS)
                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1996       1995      1994
                                                        --------   --------   -------
DEPRECIATION AND AMORTIZATION:
  Building Products...................................  $ 36,806   $ 28,765   $24,751
  Engineered Products.................................    31,679     31,507    28,642
  Corporate...........................................     2,413      2,813     5,018
                                                        --------   --------   -------
     Total............................................  $ 70,898   $ 63,085   $58,411
                                                        ========   ========   =======
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT:
  Building Products...................................  $ 76,985   $ 48,428   $53,621
  Engineered Products.................................    75,658     60,787    26,991
  Corporate...........................................       290      1,851     2,038
                                                        --------   --------   -------
     Total............................................  $152,933   $111,066   $82,650
                                                        ========   ========   =======

---------------

NOTE A:

     Net sales included in corporate and eliminations relate principally to the elimination of intersegment and intergeographic sales (at prices approximating market). Intersegment sales principally relate to sales from the Engineered Products segment to the Building Products segment.

NOTE B:

     Includes the elimination of intersegment and intergeographic inventory profits and the adjustment of business segment and geographic inventories, which are carried at standard costs, to the historical inventory bases used in consolidation.

NOTE C:

     Includes the elimination of intergeographic dividends between the Company's foreign and U.S. segments.

NOTE D:

     Other income (expense), net, as reported in each of the business segments, represents specific operating income and expense items recognized by the individual business units. Other income (expense), net, included in corporate and eliminations consists of amounts primarily attributable to previous business operations.

NOTE E:

     Corporate assets are principally cash and equivalents, marketable securities, certain investments, certain long-term receivables, receivables from parent, a portion of prepaid pension assets and a portion of property, plant and equipment.

                       SCHULLER INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       (IN THOUSANDS OF DOLLARS)
                                                        YEARS ENDED DECEMBER 31,
                                                ----------------------------------------
                                                   1996          1995           1994
                                                ----------    ----------    ------------
UNITED STATES:
  Net Sales (Note A)..........................  $1,341,216    $1,200,371     $1,109,682
  Costs and Expenses..........................   1,109,647       993,192        945,844
  Nonrecurring Charges........................      19,176
  Other Income (Expense), net.................       9,863        (6,129)        (5,984)
                                                ----------    ----------     ----------
          Income from Operations..............  $  222,256    $  201,050     $  157,854
                                                ----------    ----------     ----------

FOREIGN:
  Net Sales (Note A)..........................  $  224,232    $  199,356     $  170,681
  Costs and Expenses..........................     188,770       158,444        138,530
  Other Income (Expense), net.................       1,737          (363)           (32)
                                                ----------    ----------     ----------
          Income from Operations..............  $   37,199    $   40,549     $   32,119
                                                ----------    ----------     ----------

CORPORATE AND ELIMINATIONS:
  Net Sales (Note A)..........................  $  (13,019)   $   (8,205)    $   (2,545)
  Costs and Expenses..........................       6,301         6,149         12,315
  Nonrecurring Charges........................      29,980
  Other Expense, net (Note C).................     (12,174)      (11,295)       (16,155)
                                                ----------    ----------     ----------
          INCOME FROM OPERATIONS..............  $  (61,474)   $  (25,649)    $  (31,015)
                                                ----------    ----------     ----------

CONSOLIDATED TOTAL COMPANY:
  Net Sales (Note A)..........................  $1,552,429    $1,391,522     $1,277,818
  Costs and Expenses..........................   1,304,718     1,157,785      1,096,689
  Nonrecurring Charges........................      49,156
  Other Expense, net..........................        (574)      (17,787)       (22,171)
                                                ----------    ----------     ----------
          Income from Operations..............  $  197,981    $  215,950     $  158,958
                                                ==========    ==========     ==========
ASSETS (DECEMBER 31):
  United States...............................  $1,207,303    $  936,453     $  890,433
  Foreign.....................................     187,281       193,458        156,789
  Corporate (Note E)..........................     326,276       329,781        265,816
  Eliminations and Adjustments (Note B).......     (53,319)      (52,903)       (50,390)
                                                ----------    ----------     ----------
          Total...............................  $1,667,541    $1,406,789     $1,262,648
                                                ==========    ==========     ==========

---------------

See notes on page 41.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Securityholders and Directors of Schuller International Group, Inc.:

     We have audited the consolidated financial statements and the financial statement schedule of Schuller International Group, Inc. listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuller International Group, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND

Denver, Colorado
February 4, 1997, except for Note 19
as to which the date is February 13, 1997

                       SCHULLER INTERNATIONAL GROUP, INC.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER      TOTAL
                                             --------   --------   --------   --------   ----------
Year Ended December 31, 1996:
  Net Sales................................  $326,109   $381,403   $422,978   $421,939   $1,552,429
  Gross Profit.............................    93,559    108,502    121,439    117,118      440,618
  Income from Operations (Note A)..........    57,152     59,080     70,313     11,436      197,981
  Net Income...............................    27,139     28,135     33,550        120       88,944
                                             ========   ========   ========   ========   ==========
Year Ended December 31, 1995:
  Net Sales................................  $328,401   $354,051   $363,094   $345,976   $1,391,522
  Gross Profit.............................    99,735    102,269     98,025     98,382      398,411
  Income from Operations...................    55,720     58,638     57,946     43,646      215,950
  Net Income...............................    26,036     27,890     27,946     20,357      102,229
                                             ========   ========   ========   ========   ==========

---------------

NOTE A:

     During the fourth quarter of 1996, the Company recorded nonrecurring charges totaling $49.2 million. These charges include $41.7 million for the shutdown of current operations, demolition of facilities and site restoration and $7.5 million of asset write-downs to estimated fair values, partially offset by a gain on the sale of other manufacturing assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in the Company's accountants during the two most recent fiscal years. There were also no disagreements with accountants on accounting or financial disclosures during such period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted under the reduced disclosure format pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted under the reduced disclosure format pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted under the reduced disclosure format pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted under the reduced disclosure format pursuant to General Instruction J(2)(a) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    a.     Financial Statements, financial statement schedules and exhibits filed in this report:
           1. The Company's Financial Statements and Selected Quarterly Financial Data are
           contained in Item 8.
           2. The Company is filing herewith Schedule II -- Valuation and Qualifying
              Accounts.
    b.     No reports on Form 8-K were filed during the last quarter of 1996.
    c.     Exhibit Index to the Schuller International Group, Inc. Annual Report on Form 10-K
           for Fiscal Year Ended December 31, 1996:

                          EXHIBIT                                    REFERENCE
                          -------                                    ---------
 3. (a)    Certificate of Incorporation, as            Filed as an exhibit to the Company's
           amended.                                      Registration Statement on Form S-1
                                                         filed September 30, 1994, and
                                                         incorporated herein by reference.
    (b)    Bylaws.                                     Filed as an exhibit to the Company's
                                                         Registration Statement on Form S-1
                                                         filed September 30, 1994, and
                                                         incorporated herein by reference.
 4.        Amended and Restated Indenture between      Filed as an exhibit to the Company's
           the Company and The Bank of New York,         1994 Annual Report on Form 10-K
           as Trustee, dated December 12, 1994.          filed March 31, 1995, and
                                                         incorporated herein by reference.
10. (a)    Intercompany Agreement, dated as of         Filed as an exhibit to the Company's
           September 2, 1994, between Schuller           Registration Statement on Form S-1
           Corporation and the Company.                  filed September 30, 1994, and
                                                         incorporated herein by reference.
    (b)    Treasury Management Agreement, dated        Filed as an exhibit to the Company's
           as of September 22, 1994, between             Registration Statement on Form S-1
           Schuller Corporation and the Company.         filed September 30, 1994, and
                                                         incorporated herein by reference.
    (c)    Tax Sharing Agreement, dated as of          Filed as an exhibit to the Company's
           January 1, 1994, between Schuller             Registration Statement on Form S-1
           Corporation and the Company.                  filed September 30, 1994, and
                                                         incorporated herein by reference.
    (d)    Corporate Agreement, dated as of            Filed as an exhibit to the Company's
           September 22, 1994, between Schuller          Registration Statement on Form S-1
           Corporation and the Company.                  filed September 30, 1994, and
                                                         incorporated herein by reference.
    (e)    Selling Securityholders' Agreement,         Filed as an exhibit to the Company's
           dated as of September 22, 1994,               Registration Statement Form S-1
           between Schuller Corporation and the          filed September 30, 1994, and
           Trust.                                        incorporated herein by reference.
    (f)    Amended and Restated Receivables            Filed as an exhibit to the Company's
           Purchase Agreement, dated as of August        Registration Statement on Form S-1
           15, 1994, between the Company and the         filed September 30, 1994, and
           banks and others named therein.               incorporated herein by reference.

                                  EXHIBIT                                            REFERENCE
                                  -------                                            ---------
           (g)        Amended and Restated Purchase and Sale            Filed as an exhibit to the Company's
                      Agreement, dated as of August 15, 1994, between     Registration Statement on Form S-1 filed
                      Schuller International, Inc. and Schuller           September 30, 1994, and incorporated herein by
                      Funding Corporation.                                reference.
      21.             Subsidiaries of the Registrant                    Page 49
      24.             Powers of attorney.                               Page 50 (included on signature page to this
                                                                          report.
      27.             Financial Data Schedule                           Filed herewith.

                       SCHULLER INTERNATIONAL GROUP, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE
               TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

  SCHEDULE                                                               PAGE
  --------                                                               ----
  II       -- Valuation and qualifying accounts, for each of the three
           years in the period ended December 31, 1996.................   48

                       SCHULLER INTERNATIONAL GROUP, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)

                                                              ADDITIONS
                                                       -----------------------
                                                        CHARGED
                                          BALANCE AT      TO       CHARGED TO                    BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                        END OF
CLASSIFICATION                             OF YEAR     EXPENSES    ACCOUNTS(A)   DEDUCTIONS(B)      YEAR
--------------                            ----------   ---------   -----------   -------------   ----------
                  1996
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable..........   $ 6,497      $1,122       $ 2,022        $ 2,071       $ 7,570
  Cash discounts........................     1,967          --        20,962         21,651         1,278
  Other allowances......................    18,646          --        34,386         31,864        21,168
                                           -------      ------       -------        -------       -------
          Total.........................   $27,110      $1,122       $57,370        $55,586       $30,016
                                           =======      ======       =======        =======       =======
                  1995
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable..........   $ 6,422      $  776       $    --        $   701       $ 6,497
  Cash discounts........................     1,537          --        19,963         19,533         1,967
  Other allowances......................    15,765          --        30,977         28,096        18,646
                                           -------      ------       -------        -------       -------
          Total.........................   $23,724      $  776       $50,940        $48,330       $27,110
                                           =======      ======       =======        =======       =======
                  1994
Allowances Reducing the Assets in the
  Balance Sheet:
  Doubtful accounts receivable..........   $ 5,860      $1,600       $    --        $ 1,038       $ 6,422
  Cash discounts........................     1,489          --        14,590         14,542         1,537
  Other allowances......................    14,634          --        27,818         26,687        15,765
                                           -------      ------       -------        -------       -------
          Total.........................   $21,983      $1,600       $42,408        $42,267       $23,724
                                           =======      ======       =======        =======       =======

---------------

NOTES:

     (a) Charged against sales and additions due to acquisitions.

     (b) Principally charges for which reserves were provided, net of recoveries.

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

     Direct and indirect subsidiaries of the Company and the jurisdiction in which each company was incorporated are listed below. Certain companies not important to an understanding of the Company's businesses have been omitted and which, if aggregated, would not constitute a significant subsidiary.

                                                                JURISDICTION OF
                         SUBSIDIARY                              INCORPORATION
                         ----------                             ---------------
CHANGZHOU SCHULLER ZHONGXIN TIANMA FIBER GLASS PROD. CO.,
  LTD. .....................................................    China
EUROPEAN OVERSEAS CORPORATION...............................    Delaware
IACP, INC...................................................    Delaware
NORD BITUMI MEXICO, S.A. DE C.V.............................    Mexico
NORD BITUMI SpA.............................................    Italy
ROCKY MOUNTAIN INTERNATIONAL INSURANCE LTD..................    Bermuda
SCHULLER FUNDING CORPORATION................................    Delaware
SCHULLER GmbH...............................................    Germany
SCHULLER INTERNATIONAL B.V..................................    Netherlands
SCHULLER INTERNATIONAL CANADA INC...........................    Canada
SCHULLER INTERNATIONAL CHANGZOU, B. V.......................    Netherlands
SCHULLER INTERNATIONAL GROUP, INC...........................    Delaware
SCHULLER INTERNATIONAL, INC.................................    Delaware
SCHULLER POLSKA Sp. zo.o....................................    Poland
SEVENTEENTH STREET REALTY, INC..............................    Colorado
SCHULLER MEXICANA S.A. DE C.V...............................    Mexico
WEB DYNAMICS CORPORATION....................................    New Jersey

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 28th day of March, 1997.

                               POWER OF ATTORNEY

     Know all men by these presents that each person whose signature appears below does hereby constitute and appoint Charles L. Henry, Kenneth L. Jensen and Richard B. Von Wald, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

                                          SCHULLER INTERNATIONAL GROUP, INC.
                                                       (Registrant)

                                          By:          CHARLES L. HENRY
                                            ------------------------------------
                                                      Charles L. Henry
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 28, 1997.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                  CHARLES L. HENRY                     Chairman of the Board, Chief Executive Officer and
-----------------------------------------------------    President (Principal Executive Officer)
                 (Charles L. Henry)

                  KENNETH L. JENSEN                    Director, Senior Vice President and Chief Financial
-----------------------------------------------------    Officer (Principal Accounting and Financial
                 (Kenneth L. Jensen)                     Officer)

                 RICHARD B. VON WALD                   Director, Executive Vice President, General Counsel
-----------------------------------------------------    and Secretary
                (Richard B. Von Wald)

                             ADDITIONAL INFORMATION

     Individuals interested in receiving additional information may contact the following:

FOR COMPANY INFORMATION                                FOR PRODUCT INFORMATION
  Call (303) 978-2000                                  Call (303) 978-4900 or (800) 654-3103
  or write to:                                         or write to:
  Schuller International Group, Inc.                   Schuller International Group, Inc.
  Investor Relations                                   Product Information
  P. O. Box 5108                                       P. O. Box 5108
  Denver, CO 80217-5108                                Denver, CO 80217-5108

TRANSFER AGENT AND REGISTRAR                           INDEPENDENT ACCOUNTANTS
  Call 1-800-526-0801 or write to:                     Coopers & Lybrand L.L.P.
  The Bank of New York                                 370 Seventeenth Street, Suite 3300
  120 Broadway                                         Denver, CO 80202-5633
  New York, NY 10005

                               INDEX TO EXHIBITS

                          EXHIBIT                                    REFERENCE
                          -------                                    ---------
 3. (a)    Certificate of Incorporation, as            Filed as an exhibit to the Company's
           amended.                                      Registration Statement on Form S-1
                                                         filed September 30, 1994, and
                                                         incorporated herein by reference.
    (b)    Bylaws.                                     Filed as an exhibit to the Company's
                                                         Registration Statement on Form S-1
                                                         filed September 30, 1994, and
                                                         incorporated herein by reference.
 4.        Amended and Restated Indenture between      Filed as an exhibit to the Company's
           the Company and The Bank of New York,         1994 Annual Report on Form 10-K
           as Trustee, dated December 12, 1994.          filed March 31, 1995, and
                                                         incorporated herein by reference.
10. (a)    Intercompany Agreement, dated as of         Filed as an exhibit to the Company's
           September 2, 1994, between Schuller           Registration Statement on Form S-1
           Corporation and the Company.                  filed September 30, 1994, and
                                                         incorporated herein by reference.
    (b)    Treasury Management Agreement, dated        Filed as an exhibit to the Company's
           as of September 22, 1994, between             Registration Statement on Form S-1
           Schuller Corporation and the Company.         filed September 30, 1994, and
                                                         incorporated herein by reference.
    (c)    Tax Sharing Agreement, dated as of          Filed as an exhibit to the Company's
           January 1, 1994, between Schuller             Registration Statement on Form S-1
           Corporation and the Company.                  filed September 30, 1994, and
                                                         incorporated herein by reference.
    (d)    Corporate Agreement, dated as of            Filed as an exhibit to the Company's
           September 22, 1994, between Schuller          Registration Statement on Form S-1
           Corporation and the Company.                  filed September 30, 1994, and
                                                         incorporated herein by reference.
    (e)    Selling Securityholders' Agreement,         Filed as an exhibit to the Company's
           dated as of September 22, 1994,               Registration Statement Form S-1
           between Schuller Corporation and the          filed September 30, 1994, and
           Trust.                                        incorporated herein by reference.
    (f)    Amended and Restated Receivables            Filed as an exhibit to the Company's
           Purchase Agreement, dated as of August        Registration Statement on Form S-1
           15, 1994, between the Company and the         filed September 30, 1994, and
           banks and others named therein.               incorporated herein by reference.
    (g)    Amended and Restated Purchase and Sale      Filed as an exhibit to the Company's
           Agreement, dated as of August 15,             Registration Statement on Form S-1
           1994, between Schuller International,         filed September 30, 1994, and
           Inc. and Schuller Funding Corporation.        incorporated herein by reference.
21.        Subsidiaries of the Registrant              Page 49
24.        Powers of attorney.                         Page 50 (included on signature page to
                                                         this report).
27.        Financial Data Schedule                     Filed herewith.