Form 10-Q
period 1997-03-31
JOHNS MANVILLE INTERNATIONAL GROUP INC
filed 1997-05-08
CIK 930818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                              ---------    --------
                         Commission file number 1-13574


                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     84-1196355
---------------------------------------          ----------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                                717 17th Street
                             Denver, Colorado 80202
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 978-2000
                                 --------------
              (Registrant's telephone number, including area code)

                       SCHULLER INTERNATIONAL GROUP, INC.
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|      No

         Johns Manville International Group, Inc. is a wholly owned subsidiary of Johns Manville Corporation (formerly Schuller Corporation) and there is no market for the registrant's common stock. As of May 6, 1997, there were 100 shares of the registrant's sole class of common stock outstanding.

                         *PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.















     * "Company" when used in this report refers to Johns Manville International Group, Inc. (formerly Schuller International Group, Inc.), incorporated in the State of Delaware in 1992, and includes, where applicable, its consolidated subsidiaries.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                                     March 31,      December 31,
                                                                          1997              1996
                                                               ---------------   ---------------
ASSETS
Current Assets
  Cash and equivalents                                         $        86,083   $       138,216
  Marketable securities, at cost, which
     approximates market                                                 1,689             2,698
  Receivables                                                          234,675           229,585
  Inventories                                                          114,117           101,041
  Receivable from parent                                                 4,034            28,176
  Prepaid expenses                                                       5,711             6,590
  Deferred tax assets                                                   29,631            31,063
                                                               ---------------   ---------------
     Total Current Assets                                              475,940           537,369

Property, Plant and Equipment,
  net of accumulated depreciation of
  $634,775 and $628,482, respectively                                  770,050           769,968
Receivable from Parent                                                  10,199            10,115
Other Assets                                                           457,559           350,089
                                                               ---------------   ---------------
                                                               $     1,713,748   $     1,667,541
                                                               ===============   ===============

LIABILITIES
Current Liabilities
  Accounts and notes payable                                   $       113,176   $       152,847
  Compensation and employee benefits                                    92,735           102,136
  Income taxes                                                          18,665            15,863
  Other accrued liabilities                                             54,268            50,049
                                                               ---------------   ---------------
     Total Current Liabilities                                         278,844           320,895

Long-Term Debt, less current portion                                   457,053           410,658
Notes Payable to Parent                                                107,453            80,000
Postretirement Benefits Other Than Pensions                            202,721           199,473
Deferred Income Taxes and Other
 Noncurrent Liabilities                                                328,131           333,850
                                                               ---------------   ---------------
                                                                     1,374,202         1,344,876
                                                               ---------------   ---------------

STOCKHOLDER'S EQUITY
Common Stock, $1 par value; 100 shares
  authorized, issued and outstanding
Capital in Excess of Par Value                                          80,869            80,869
Retained Earnings                                                      238,045           215,125
Cumulative Currency Translation Adjustment                              20,632            26,671
                                                               ---------------   ---------------
                                                                       339,546           322,665
                                                               ---------------   ---------------
                                                               $     1,713,748   $     1,667,541
                                                               ===============   ===============

See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of dollars)
                                  (Unaudited)


                                                                      Three Months
                                                                   Ended March 31,
                                                ----------------------------------
                                                           1997               1996
                                                ---------------    ---------------
Net Sales                                       $       379,010    $       326,109
Cost of Sales                                           278,354            232,550
Selling, General and Administrative                      38,337             31,427
Research, Development and Engineering                     7,277              7,052
Services Provided by Parent                                                  3,384
Other Income (Expense), net                              (3,093)             5,456
                                                ---------------    ---------------
Income from Operations                                   51,949             57,152
Interest Income                                           2,212              2,285
Interest Expense                                         12,610             11,344
Interest Expense - Parent                                 1,334                484
                                                ---------------    ---------------
Income before Income Taxes                               40,217             47,609
Income Tax Expense                                       17,297             20,470
                                                ---------------    ---------------
Net Income                                      $        22,920    $        27,139
                                                ===============    ===============

See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                    Three Months
                                                                                                 Ended March 31,
                                                                              ----------------------------------
                                                                                         1997               1996
                                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $        22,920    $        27,139
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                      18,982             16,363
    Deferred taxes                                                                      1,280              1,961
    Other, net                                                                          7,221             21,933
Changes in current assets and liabilities                                             (31,660)           (20,971)
Changes in noncurrent liabilities                                                      (5,863)            (5,646)
                                                                              ---------------    ---------------
Net cash provided by operating activities                                              12,880             40,779
                                                                              ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                            (18,993)           (25,154)
Acquisitions                                                                         (113,010)           (49,818)
Proceeds from sales of assets                                                               9              1,464
Purchases of held-to-maturity securities                                                                  (5,082)
Purchases of available-for-sale securities                                                                (4,900)
Proceeds from maturities of held-to-maturity
    securities                                                                          1,003             25,946
Proceeds from sales or maturities of
    available-for-sale securities                                                                          6,082
Decrease (increase) in other assets                                                    23,057             (6,436)
                                                                              ---------------    ---------------
Net cash used in investing activities                                                (107,934)           (57,898)
                                                                              ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt - external                                                            56,000                168
Issuance of debt - Parent                                                              30,000
Payments on debt - external                                                           (40,065)               (10)
Payments on debt - Parent                                                              (2,547)
                                                                              ---------------    ---------------
Net cash provided by financing activities                                              43,388                158
                                                                              ---------------    ---------------

Effect of Exchange Rate Changes on Cash                                                  (467)              (455)
                                                                              ---------------    ---------------
Net Decrease in Cash and Equivalents                                                  (52,133)           (17,416)
Cash and Equivalents at Beginning of Period                                           138,216            140,328
                                                                              ---------------    ---------------
Cash and Equivalents at End of Period                                         $        86,083    $       122,912
                                                                              ===============    ===============

See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



The accompanying condensed consolidated financial statements include the accounts of Johns Manville International Group, Inc., formerly Schuller International Group, Inc., and those of its majority owned subsidiaries (collectively, the "Company"). The Company is a wholly owned subsidiary of Johns Manville Corporation (formerly Schuller Corporation).

The condensed consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position, is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                               (Thousands of dollars)
                                           March 31,     December 31,
                                                1997             1996
                                      --------------   --------------
Finished goods                        $       72,135   $       60,456
Raw materials and supplies                    32,460           32,113
Work-in-process                                9,522            8,472
                                      --------------   --------------
                                      $      114,117   $      101,041
                                      ==============   ==============

Note 2 - Acquisitions

During January 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. During February 1997, the Company announced it had signed an agreement to acquire the Mitex group of companies. Mitex is a leading manufacturer of fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in Sweden and the United Kingdom. During the first quarter of 1997, the Company deposited funds into escrow, pending the expected closing of the Mitex acquisition during the second quarter. The combined purchase price for the acquisitions described above was $113 million, financed from existing cash balances and borrowings of $45 million from international credit facilities. These acquisitions will be accounted for under the purchase method.

Note 3 - Business Segment Information

Beginning in 1997, the Company reorganized its business segments and will report separately its operating results in three principal business segments:
Insulation, consisting of the residential, commercial and industrial and original equipment manufacturers ("OEM") insulation businesses; Roofing Systems, consisting of the commercial and industrial roofing businesses; and Engineered Products, consisting of the mats and fibers and filtration businesses. The 1996 results were reclassified to conform with the current presentation format.

                             (Thousands of dollars)
                                       Three Months
                                    Ended March 31,
                                  1997         1996
                             ---------    ---------
NET SALES
Insulation                   $ 174,158    $ 155,521
Roofing Systems                 99,052       62,607
Engineered Products            116,111      115,867
Corporate and Eliminations     (10,311)      (7,886)
                             ---------    ---------
Net Sales                    $ 379,010    $ 326,109
                             =========    =========

INCOME FROM OPERATIONS
Insulation                   $  25,897    $  24,801
Roofing Systems                  7,476        2,792
Engineered Products             24,896       28,837
Corporate and Eliminations      (6,320)         722
                             ---------    ---------
Income from Operations       $  51,949    $  57,152
                             =========    =========


Net sales included in Corporate and Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Roofing Systems segment (at prices approximating market).

ITEM 2.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales in the first quarter of 1997 increased $52.9 million, or 16.2 percent, to $379 million compared with $326.1 million for the same period of 1996. Gross profit increased $7.1 million, or 7.6 percent, to $100.7 million from $93.6 million. Lower gross profit margins for the first quarter of 1997 compared with the first quarter of 1996 were due principally to lower selling prices in several businesses. At the end of 1996, certain management and financial services provided by Johns Manville Corporation were reorganized and transferred to the Company. Therefore, services previously provided by parent are reflected as selling, general and administrative for the first quarter of 1997. Selling, general, administrative and research, development and engineering expenses and services provided by parent in the aggregate increased $3.8 million, or nine percent, to $45.6 million. These expenses were lower as a percentage of sales at 12 percent for 1997 compared with 12.8 percent for 1996, due primarily to the integration of 1996 acquisitions. In addition, other income of $5.5 million for 1996 included a $7.2 million gain from the settlement of certain pension plans. Exclusive of the $7.2 million gain, 1997 first quarter income from operations of $51.9 million would have been up $2 million compared with the same period of 1996.

Insulation Segment

The Insulation segment's net sales increased $18.7 million, or 12 percent, to $174.2 million from $155.5 million for the first quarter of 1996. During the first quarter of 1997, sales volumes increased as the Company's residential and commercial and industrial insulation businesses continued to benefit from strong U.S. construction markets. Meanwhile, income from operations increased $1.1 million, or 4.4 percent, to $25.9 million from $24.8 million as the higher sales volumes were partially offset by selling price declines for residential insulation resulting from continued competitive pricing pressures. In addition, OEM insulation had slightly improved operating results for the first quarter of 1997.

Roofing Systems Segment

Net sales for the Roofing Systems segment increased $36.5 million, or 58.2 percent, to $99.1 million for the first quarter of 1997 from $62.6 million for the same period of 1996. Income from operations for 1997 increased $4.7 million to $7.5 million from $2.8 million for 1996. These increases are driven primarily by the inclusion of a full quarter of operating results of acquisitions completed during 1996. Decreased costs due to manufacturing efficiencies and integration of acquisitions led to improved margins and also raised operating income during the first quarter of 1997.

Engineered Products Segment

The Engineered Products segment's net sales were $116.1 million for the first quarter of 1997 compared with $115.9 million for the first quarter of 1996, while income from operations decreased $3.9 million, or 13.7 percent, to $24.9 million from $28.8 million. Net sales increased for the U.S. mats and fibers business as strong demand resulted in higher sales volumes. Operating profits, while also increasing due to higher sales volumes, were partially offset by lower selling prices due to competitive pricing pressures. Slight improvements for the Company's German operations on higher sales volumes were more than offset by the impacts of the strength of the U.S. dollar against the German mark on reported results. Operating results of the filtration business for the first quarter of 1997 decreased on slightly lower net sales as competitive pressures led to lower volumes and selling prices.

Compared with the first quarter of 1996, the Company's interest expense increased $2.1 million to $13.9 million in 1997 from $11.8 million, due primarily to increases in debt balances related to acquisitions.

The Company's net income for the first quarter of 1997 was $22.9 million compared with net income of $27.1 million for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions, restrictions on intercompany transactions, including transfers of cash and transactions with Johns Manville Corporation. As of March 31, 1997, the maximum amount available for dividends to be paid to Johns Manville Corporation under the debt covenants of the Company's Senior Notes was approximately $230 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At March 31, 1997, the Company was in compliance with these covenants.

At March 31, 1997, the Company had cash and marketable securities totaling $87.8 million, of which $75.8 million was available for domestic operating purposes. At December 31, 1996, the Company's cash and marketable securities totaled $140.9 million. At March 31, 1997, the Company had $100 million available under a receivables sale facility for its domestic short-term working capital requirements. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which $45 million was borrowed to partially finance acquisitions, leaving approximately $38 million available at March 31, 1997.

The Company's net operating activities provided $12.9 million of cash during the first quarter of 1997. Net operating activities for the same period of 1996, which included proceeds from the settlement of pension plans, provided $40.8 million. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of sales volume increases during the first quarter of 1997 were partially offset by selling price declines. The Company's 1997 operating results are expected to benefit from the continuing integration of acquisitions and other alliances. A comparable level of U.S. housing starts during the first quarter of 1997 compared with the same period of 1996 should continue to benefit the residential insulation business. Capacity-related competitive pricing pressures are expected to continue for the residential insulation, mats and fibers and filtration businesses for the remainder of the year.

The Company's investing activities for the quarter ended March 31, 1997 consisted of $113 million for acquisitions, including the deposit of funds into escrow for the anticipated second quarter closing of the acquisition of the Mitex group of companies. During the first quarter of 1997, the Company received $23.8 million in repayment of an advance made to Johns Manville Corporation in 1996 for an acquisition which was subsequently contributed to the Company. The Company's capital expenditures totaled $19 million for the first quarter of 1997. The Company estimates 1997 capital expenditures of approximately $120 million, of which approximately $50 million relate to capacity expansion projects principally to increase residential insulation production. As of March 31, 1997, outstanding purchase commitments for capital projects totaled $29 million. Investing activities for 1996 included the combined purchase prices for acquisitions of $49.8 million and capital expenditures totaling $25.2 million.

In addition to borrowings to partially finance 1997 acquisitions, the Company's financing activities for the first quarter of 1997 included repayment of debt totaling $30 million assumed in connection with 1996 acquisitions, which was refinanced with notes payable to Johns Manville Corporation.

The Company believes that its current cash position, funds available under a receivables facility and foreign working capital facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes due in 2004, or in connection with possible significant future acquisitions.

FORWARD LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) expected benefits from the continuing integration of acquisitions, other alliances and capacity expansions (ii) effect on the residential insulation business resulting from first quarter 1997 U.S. housing starts, (iii) possible price decreases due to increased capacity in the residential insulation, mats and fibers and filtration industries, (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

Factors that could affect the forward-looking statements generally are related to demand for the Company's products, overall capacity levels in the industry and the overall competitive environment in which the Company operates. These factors are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Factors that could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, include, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report for the quarter ended March 31, 1997. The Company's ability to realize expected benefits from acquisitions depends on a number of factors including, without limitation, successful integration of newly acquired operations, technology, products, employees and the overall economic factors referred to above. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.


ITEM 2.  CHANGES IN SECURITIES.

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.  OTHER INFORMATION.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 3, Certificate of Amendment to Restated Certificate of Incorporation

                  Exhibit 27.1, Financial Statement Schedules.

         (b)      Form 8-K.

                  None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     JOHNS MANVILLE INTERNATIONAL
                                             GROUP, INC.
                                     ----------------------------
                                             (Registrant)



Date:  May 8, 1997                   By:   R. B. Von Wald
                                        ---------------------
                                           R. B. Von Wald
                                           Executive Vice President,
                                           General Counsel and Secretary




Date:  May 8, 1997                   By:   K. L. Jensen
                                        -------------------
                                           K. L. Jensen
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

Exhibit 3 Certificate of Amendment to Restated Certificate of Incorporation

Exhibit 27.1    Financial Statement Schedules.
