Form 10-Q
period 1997-06-30
JOHNS MANVILLE INTERNATIONAL GROUP INC
filed 1997-08-14
CIK 930818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ____________

              Commission file number 1-13574


                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
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

                                 (303) 978-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

         Johns Manville International Group, Inc. is a wholly owned subsidiary of Johns Manville Corporation and there is no market for the registrant's common stock. As of August 11, 1997, there were 100 shares of the registrant's sole class of common stock outstanding.

                       *PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.





     * "Company" when used in this report refers to Johns Manville International Group, Inc., incorporated in the State of Delaware in 1992, and includes, where applicable, its consolidated subsidiaries.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)

                                                                              June 30,                  December 31,
ASSETS                                                                           1997                          1996
-------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and equivalents                                                  $   96,270                    $  138,216
     Marketable securities, at cost, which
       approximates market                                                      1,174                         2,698
     Receivables                                                              280,489                       229,585
     Inventories                                                              115,108                       101,041
     Receivable from parent                                                     4,034                        28,176
     Prepaid expenses                                                           5,441                         6,590
     Deferred tax assets                                                       25,957                        31,063
                                                                           ----------------------------------------
         Total Current Assets                                                 528,473                       537,369

Property, Plant and Equipment,
     net of accumulated depreciation of
     $616,308 and $628,482, respectively                                      798,410                       769,968
Receivable from Parent                                                         10,324                        10,115
Goodwill                                                                      185,147                       127,994
Other Assets                                                                  230,672                       222,095
                                                                           ----------------------------------------
                                                                           $1,753,026                    $1,667,541
===================================================================================================================

LIABILITIES
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Accounts and notes payable                                            $  115,759                    $  152,847
     Compensation and employee benefits                                       102,041                       102,136
     Income taxes                                                              14,729                        15,863
     Other accrued liabilities                                                 52,481                        50,049
                                                                           ----------------------------------------
         Total Current Liabilities                                            285,010                       320,895

Long-Term Debt, less current portion                                          456,927                       410,658
Notes Payable to Parent                                                       107,453                        80,000
Postretirement Benefits Other Than Pensions                                   203,043                       199,473
Deferred Income Taxes and Other Noncurrent
     Liabilities                                                              333,424                       333,850
                                                                           ----------------------------------------
                                                                            1,385,857                     1,344,876
                                                                           ----------------------------------------

STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------------------------------------------
Common Stock, $1 par value; 100 shares
     authorized, issued and outstanding
Capital in Excess of Par Value                                                 80,869                        80,869
Retained Earnings                                                             269,085                       215,125
Cumulative Currency Translation Adjustment                                     17,215                        26,671
                                                                           ----------------------------------------
                                                                              367,169                       322,665
                                                                           ----------------------------------------
                                                                           $1,753,026                    $1,667,541
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of dollars)
                                  (Unaudited)


                                                            Three Months                                 Six Months
                                                          Ended June 30,                             Ended June 30,
                                           ------------------------------------------------------------------------
                                               1997                 1996                 1997                  1996
-------------------------------------------------------------------------------------------------------------------
Net Sales                                  $428,036             $381,403             $807,046              $707,512
Cost of Sales                               310,097              272,901              588,451               505,451
Selling, General and
  Administrative                             40,541               35,191               78,878                66,618
Research, Development and
  Engineering                                 7,611                8,531               14,888                15,583
Services Provided by Parent                                        3,402                                      6,786
Other Income (Expense), net                  (3,569)              (2,298)              (6,662)                3,158
                                           ------------------------------------------------------------------------
Income from Operations                       66,218               59,080              118,167               116,232
Interest Income                               1,057                1,711                3,269                 3,996
Interest Expense                             12,271               10,915               24,881                22,259
Interest Expense - Parent                     1,370                  518                2,704                 1,002
                                           ------------------------------------------------------------------------
Income before Income Taxes                   53,634               49,358               93,851                96,967
Income Tax Expense                           22,594               21,223               39,891                41,693
                                           ------------------------------------------------------------------------
Net Income                                 $ 31,040             $ 28,135             $ 53,960              $ 55,274
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)

                                                                                                         Six Months
                                                                                                     Ended June 30,
                                                                            ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1997                          1996
-------------------------------------------------------------------------------------------------------------------
Net income                                                                  $  53,960                      $ 55,274
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                38,676                        33,737
  Deferred taxes                                                                4,474                         8,169
  Other, net                                                                   14,771                        30,965
Changes in net current assets and liabilities                                 (72,228)                      (61,777)
Changes in noncurrent liabilities                                             (19,506)                      (14,705)
                                                                            ---------------------------------------
Net cash provided by operating activities                                      20,147                        51,663
                                                                            ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------
Purchases of property, plant and equipment                                    (47,099)                      (57,582)
Acquisitions                                                                  (92,995)                      (57,007)
Proceeds from sales of assets                                                   9,293                         1,378
Purchases of held-to-maturity securities                                         (501)                       (7,574)
Purchases of available-for-sale securities                                                                   (4,982)
Proceeds from maturities of held-to-maturity
  securities                                                                    1,516                        25,946
Proceeds from sales and maturities of
  available-for-sale securities                                                                               6,082
Decrease (increase) in other assets                                            25,410                        (3,222)
                                                                            ---------------------------------------
Net cash used in investing activities                                        (104,376)                      (96,961)
                                                                            ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------
Issuance of debt - External                                                    56,000                           679
Issuance of debt - Parent                                                      30,000
Payments on debt - External                                                   (40,138)                          (20)
Payments of debt - Parent                                                      (2,547)
                                                                            ---------------------------------------
Net cash provided by financing activities                                      43,315                           659
                                                                            ---------------------------------------

Effect of Exchange Rate Changes on Cash                                        (1,032)                         (938)
                                                                            ---------------------------------------
Net Decrease in Cash and Equivalents                                          (41,946)                      (45,577)
Cash and Equivalents at Beginning of Period                                   138,216                       140,328
                                                                            ---------------------------------------
Cash and Equivalents at End of Period                                       $  96,270                      $ 94,751
===================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Johns Manville International Group, Inc., formerly Schuller International Group, Inc. (the "Company") is a wholly-owned subsidiary of Johns Manville Corporation (formerly Schuller Corporation). The condensed consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the three and six month periods ended June 30, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                                                            (Thousands of dollars)
                                                  June 30,            December 31,
                                                     1997                    1996
                                                 --------------------------------
Finished goods                                   $ 75,279                $ 60,456
Raw materials and supplies                         30,952                  32,113
Work-in-process                                     8,877                   8,472
                                                 --------------------------------
                                                 $115,108                $101,041
                                                 ================================

Note 2 - Acquisitions

During the first quarter of 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. During the second quarter of 1997, the Company acquired the Mitex group of companies. Mitex manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in
Sweden and the United Kingdom.   The combined purchase price for these
acquisitions was $93 million, net of cash acquired, financed from existing cash balances and borrowings of $45 million, net, from international credit facilities. These acquisitions, associated with businesses of the Engineered Products Segment, are accounted for under the purchase method. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $60 million and is being amortized over 20 years using the straight line method. This allocation was based on estimates and may be revised in the future.

Note 3 - New Accounting Pronouncements

During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), both effective for years beginning after December 31, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income. SFAS No. 131 establishes standards for reporting information about operating segments, along with related disclosures about products, services, geographic areas and major customers, based on the Company's disaggregation of an entity for internal operating decisions.

Note 4 - Business Segment Information

Beginning in 1997, the Company reorganized its business segments and will report separately its operating results in the following three principal business segments: Insulation, consisting of the residential, commercial and industrial and original equipment manufacturer ("OEM") insulation businesses; Roofing Systems, consisting of the commercial and industrial roofing business; and Engineered Products, consisting of the mats and fibers and filtration businesses. The 1996 results were reclassified to conform with the current presentation format.

                                                                (Thousands of dollars)

                                                                         Three Months
                                                                        Ended June 30,
-------------------------------------------------------------------------------------
NET SALES                                                    1997                1996
-------------------------------------------------------------------------------------
Insulation                                               $177,245            $167,340
Roofing Systems                                           136,553             100,185
Engineered Products                                       122,230             122,011
Corporate and Eliminations                                 (7,992)             (8,133)
-------------------------------------------------------------------------------------
Net Sales                                                $428,036            $381,403
=====================================================================================

INCOME FROM OPERATIONS
-------------------------------------------------------------------------------------
Insulation                                               $ 28,169            $ 27,703
Roofing Systems                                            18,646              11,984
Engineered Products                                        26,197              26,885
Corporate and Eliminations                                 (6,794)             (7,492)
-------------------------------------------------------------------------------------
Income from Operations                                   $ 66,218            $ 59,080
=====================================================================================

                                                                (Thousands of dollars)

                                                                           Six Months
                                                                        Ended June 30,
-------------------------------------------------------------------------------------
NET SALES                                                    1997                1996
-------------------------------------------------------------------------------------
Insulation                                               $351,403            $322,861
Roofing Systems                                           235,605             162,792
Engineered Products                                       238,341             237,878
Corporate and Eliminations                                (18,303)            (16,019)
-------------------------------------------------------------------------------------
Net Sales                                                $807,046            $707,512
=====================================================================================

INCOME FROM OPERATIONS
-------------------------------------------------------------------------------------
Insulation                                               $ 54,066            $ 52,504
Roofing Systems                                            26,122              14,776
Engineered Products                                        51,093              55,722
Corporate and Eliminations                                (13,114)             (6,770)
-------------------------------------------------------------------------------------
Income from Operations                                   $118,167            $116,232
=====================================================================================

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

ITEM 2.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
The Company's net sales for the second quarter of 1997 increased $46.6 million, or 12.2 percent, to $428 million from $381.4 million for the same period of 1996. Gross profit increased $9.4 million, or 8.7 percent, to $117.9 million from $108.5 million. Lower gross profit margins for the second quarter of 1997 compared with the second quarter of 1996 were due principally to lower selling prices in several businesses. At the end of 1996, certain management and financial services provided by Johns Manville Corporation were reorganized and transferred to the Company. Therefore, services previously provided by parent are reflected as selling, general and administrative for 1997. These expenses, along with research, development and engineering expenses increased slightly and were lower as a percentage of sales at 11.2 percent for 1997 compared with
12.4 percent for 1996, due primarily to acquisitions. Income from operations for the second quarter of 1997 was $66.2 million, up 12.1 percent, compared with $59.1 million for the second quarter of 1996.

The Company's net sales for the first six months of 1997 increased $99.5 million, or 14.1 percent, to $807 million from $707.5 million for the same period of 1996. Gross profit increased $16.5 million, or 8.2 percent, to $218.6 million from $202.1 million. Selling, general, administrative and research, development and engineering expenses increased $4.8 million, or 5.4 percent, to $93.8 million, reflecting expenses of acquired companies. Income from operations for the first six months of 1997 increased to $118.2 million from $116.2 million for 1996. Exclusive of other income of $7.2 million from the settlement of certain pension plans in 1996, income from operations for the first six months of 1997 was up $9.1 million, or 8.4 percent.

Insulation Segment
The Insulation segment's net sales increased $9.9 million, or 5.9 percent, and $28.5 million, or 8.8 percent, for the second quarter and first six months of 1997 compared with the same periods of 1996. Income from operations for this segment increased slightly for both the second quarter and first six months of 1997. During 1997, the residential, and commercial and industrial businesses experienced volume gains, benefiting from strong U.S. construction markets. Competitive pricing pressures related principally to excess industry capacity, while being offset by improved productivity for commercial and industrial insulation, led to lower margins and decreases in operating income for residential insulation business compared with corresponding 1996 periods.

OEM insulation had significantly higher operating income on slightly lower sales for both 1997 periods, reflecting improved product mix and productivity, combined with lower overhead costs.

Roofing Systems Segment
Net sales for the Roofing Systems segment increased $36.4 million, or 36.3 percent, and $72.8 million, or 44.7 percent, for the second quarter and first six months of 1997 compared with the same periods of 1996. Operating income increased $6.7 million and $11.3 million for the same periods. These increases are driven primarily by the incremental 1997 operating results of acquisitions completed throughout 1996. Manufacturing efficiencies and absorption of expenses over higher sales levels raised operating income and also led to improved margins during 1997.

Engineered Products Segment
The Engineered Products segment's net sales were essentially flat at $122.2 million, and $238.3 million, for the three and six month periods ended June 30, 1997, respectively. Income from operations decreased slightly to $26.2 million for the second quarter, and $4.6 million, or 8.3 percent, to $51.1 million for the first half of 1997. Net sales for the U.S. mats and fibers business increased slightly for the first half of 1997 and decreased for the second quarter, while operating profit decreased for both periods as volume gains and reduced costs were more than offset by declining selling prices due to competitive pressures. Slight improvements for the Company's German operations on higher sales volumes and improved productivity were partially offset by the impacts of the strength of the U.S. dollar against the German mark on reported results. Net sales for filtration increased for both 1997 periods on higher volumes due to recent acquisitions in the synthetic filtration media markets. These improvements were partially offset by competitive pressures, including lower pricing which led to flat second quarter operating income and significantly decreased operating income and margins for the first half of 1997.

Compared with the second quarter and first half of 1996, the Company's interest expense increased $2.2 million and $4.3 million, respectively, for the same periods of 1997, due primarily to increases in debt balances related to acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions, restrictions on intercompany transactions, including transfers of cash and transactions with Johns Manville Corporation. As of June 30, 1997, the maximum amount available for dividends to be paid to Johns Manville Corporation under debt covenants of the Company's Senior Notes was approximately $250 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At June 30, 1997, the Company was in compliance with these covenants.

At June 30, 1997, the Company had net working capital of $243.5 million, including cash and marketable securities totaling $97.4 million. Total cash and marketable securities located outside the U.S. and Canada were
approximately $38.5 million.   At December 31, 1996, the Company's cash and
marketable securities totaled $140.9 million.   The decrease is due primarily
to acquisitions and seasonal working capital requirements. At June 30, 1997, the Company had $100 million available under a receivables sale facility for its domestic short-term working capital requirements. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which approximately $31 million was available at June 30, 1997. Under these facilities, $45 million, net, was borrowed to partially finance acquisitions.

The Company's net operating activities provided $20.1 million of cash during the first six months of 1997. Net operating activities provided $51.7 million for the same period of 1996, which included proceeds from the settlement of pension plans. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of sales volume increases during the first half of 1997 were partially offset by selling price declines. Operating activities also included cash usages for net working capital builds in anticipation of the construction season which typically peaks during the third quarter. For the remainder of 1997, the Company's operating results are expected to benefit from the integration of acquisitions. While U.S. housing starts during 1997 are expected to be comparable to 1996, capacity-related selling price and other competitive pressures are expected to continue for the residential insulation business, as well as commercial and industrial insulation, mats and fibers and filtration businesses for the remainder of the year.

The Company's investing activities for the first half of 1997 consisted of $93 million for acquisitions, net of cash acquired. The Company's capital expenditures totaled $47.1 million for the first six months of 1997. The Company estimates 1997 capital expenditures of approximately $100 million, of which approximately $40 million relate to capacity expansion projects principally to increase mats and fibers production. As of June 30, 1997, outstanding purchase commitments for capital projects totaled $19 million. During the first quarter of 1997, the Company received $23.8 million in repayment of an advance made to Johns Manville Corporation in 1996 for an acquisition which was subsequently contributed to the Company. Investing activities for 1997 also included proceeds from the Company's June 30, 1997 disposition of its automotive molded parts business, the assets of which were written down to estimated fair values in 1996. Investing activities for 1996 included the combined purchase prices for acquisitions of $57 million and capital expenditures totaling $57.6 million.

In addition to borrowings to partially finance 1997 acquisitions, the Company's financing activities for 1997 included repayments of debt totaling $30 million assumed in connection with 1996 acquisitions, which was refinanced with notes payable to Johns Manville Corporation.

The Company believes that its current cash position, funds available under a receivables facility and foreign working capital facilities, and cash generated from operations will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes, or in connection with possible significant future acquisitions.

FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) expected benefits from the continuing integration of acquisitions and capacity expansions, (ii) effect on the residential insulation business resulting from 1997 U.S. housing starts,
(iii) possible selling price decreases due to excess capacity and other competitive pressures in the residential and commercial and industrial insulation, mats and fibers and filtration industries and (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

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

Factors that could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, include, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report for the quarter and six months ended June 30, 1997. The Company's ability to realize expected benefits from acquisitions depends on a number of factors including, without limitation, successful integration of newly acquired operations, technology, products, employees and the overall economic factors referred to above. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.


ITEM 2.  CHANGES IN SECURITIES.

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.  OTHER INFORMATION.

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 Exhibit 10.3, Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 6, 1997 among Johns Manville Funding Corporation, Johns Manville International, Inc., the financial institutions listed therein as Buyers, and Morgan Guaranty Trust Company of New York, as Administrative Agent and Structuring and Collateral Agent.

                 Exhibit 27.1, Financial Statement Schedules.

         (b)     Form 8-K.

                 None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           JOHNS MANVILLE INTERNATIONAL
                                                    GROUP, INC.
                                        ---------------------------------
                                                   (Registrant)



Date:  August 13, 1997                  By: R. B. Von Wald
                                            -----------------------------
                                            R. B. Von Wald
                                            Executive Vice President,
                                            General Counsel and Secretary




Date:  August 13, 1997                  By: K. L. Jensen
                                            -----------------------------
                                            K. L. Jensen
                                            Senior Vice President and
                                            Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 10.3        Amendment to Amended and Restated Receivables Purchase Agreement
             dated as of June 6, 1997 among Johns Manville Funding Corporation,
             Johns Manville International, Inc., the financial institutions listed therein as Buyers, and Morgan Guaranty Trust Company of
             New York, as Administrative Agent and Structuring and Collateral
             Agent.

 27.1        Financial Statement Schedules.
