Form 10-Q
period 1997-09-30
JOHNS MANVILLE INTERNATIONAL GROUP INC
filed 1997-11-12
CIK 930818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                               -------------    ------------

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

Yes  [X]      No  [ ]

         Johns Manville International Group, Inc. is a wholly owned subsidiary of Johns Manville Corporation and there is no market for the registrant's common stock. As of November 7, 1997, there were 100 shares of the registrant's sole class of common stock outstanding.

                       (*)PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.












     (*) "Company" when used in this report refers to Johns Manville
         International Group, Inc., incorporated in the State of Delaware in 1992, and includes, where applicable, its consolidated subsidiaries.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Thousands of dollars)
                                  (Unaudited)


                                                                                 September 30,  December 31,
ASSETS                                                                                   1997          1996
------                                                                          -------------  ------------
Current Assets
   Cash and equivalents                                                            $  110,100   $  138,216
   Marketable securities, at cost, which
     approximates market                                                                1,658        2,698
   Receivables                                                                        290,799      229,585
   Inventories                                                                        117,449      101,041
   Receivable from parent                                                               3,199       28,176
   Prepaid expenses                                                                    11,063        6,590
   Deferred tax assets                                                                 25,903       31,063
                                                                                   ----------   ----------
     Total Current Assets                                                             560,171      537,369

Property, Plant and Equipment,
   net of accumulated depreciation of
   $631,685 and $628,482, respectively                                                797,586      769,968
Receivable from Parent                                                                 10,457       10,115
Goodwill                                                                              210,380      127,994
Other Assets                                                                          226,757      222,095
                                                                                   ----------   ----------
                                                                                   $1,805,351   $1,667,541
                                                                                   ==========   ==========

LIABILITIES
-----------
Current Liabilities
   Short-term debt                                                                 $    2,340   $   31,748
   Accounts payable                                                                   118,671      121,099
   Compensation and employee benefits                                                  88,113      102,136
   Income taxes                                                                        27,597       15,863
   Other accrued liabilities                                                           73,789       50,049
                                                                                   ----------   ----------
     Total Current Liabilities                                                        310,510      320,895

Long-Term Debt, less current portion                                                  456,596      410,658
Notes Payable to Parent                                                               107,453       80,000
Postretirement Benefits Other Than Pensions                                           201,213      199,473
Deferred Income Taxes and Other Noncurrent
   Liabilities                                                                        335,599      333,850
                                                                                   ----------   ----------
                                                                                    1,411,371    1,344,876
                                                                                   ----------   ----------
STOCKHOLDER'S EQUITY
--------------------
Common Stock, $1 par value; 100 shares
   authorized, issued and outstanding
Capital in Excess of Par Value                                                         80,869       80,869
Retained Earnings                                                                     299,074      215,125
Cumulative Currency Translation Adjustment                                             14,037       26,671
                                                                                   ----------   ----------
                                                                                      393,980      322,665
                                                                                   ----------   ----------
                                                                                   $1,805,351   $1,667,541
                                                                                   ==========   ==========



See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (Thousands of dollars)
                                  (Unaudited)

                                           Three Months                  Nine Months
                                     Ended September 30,          Ended September 30,
                              -------------------------    --------------------------
                                     1997          1996           1997           1996
                              -----------   -----------    -----------    -----------
Net Sales                        $438,122      $422,978     $1,245,168     $1,130,490
Cost of Sales                     325,251       301,539        913,702        806,990
Selling, General and
  Administrative                   39,628        37,314        118,506        103,932
Research, Development and
  Engineering                       7,804         8,550         22,692         24,133
Services Provided by Parent                       3,465                        10,251
Other Income (Expense), net        (5,032)       (1,797)       (11,694)         1,361
                              -----------   -----------    -----------    -----------
Income from Operations             60,407        70,313        178,574        186,545
Interest Income                     1,951         1,503          5,220          5,499
Interest Expense                   10,412        11,749         35,293         34,008
Interest Expense - Parent           3,513           980          6,217          1,982
                              -----------   -----------    -----------    -----------
Income before Income Taxes         48,433        59,087        142,284        156,054
Income Tax Expense                 18,444        25,537         58,335         67,230
                              -----------   -----------    -----------    -----------
Net Income                       $ 29,989      $ 33,550     $   83,949     $   88,824
                              ===========   ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Thousands of dollars)
                                  (Unaudited)


                                                             Nine Months
                                                      Ended September 30,
                                                  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  1997         1996
-------------------------------------             ---------    ---------
Net income                                        $  83,949    $  88,824
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                     60,208       51,542
   Deferred taxes                                   (11,959)      11,814
   Other, net                                        23,883       39,641
(Increase) decrease in current assets:
   Receivables                                      (46,136)     (28,332)
   Inventories                                       (8,507)     (17,047)
   Prepaid expenses                                  (4,989)      (2,309)
   Receivable from parent                               848        6,769
Increase (decrease) in current liabilities:
   Accounts payable                                  (1,695)      (9,721)
   Compensation and employee benefits                (4,597)     (10,512)
   Income taxes                                       8,634        6,232
   Other accrued liabilities                         24,783       (9,903)
Changes in noncurrent liabilities                   (27,475)     (22,301)
                                                  ---------    ---------
Net cash provided by operating activities            96,947      104,697
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchases of property, plant and equipment          (67,906)     (76,840)
Acquisitions                                       (136,521)    (151,555)
Proceeds from sales of assets                         9,331        1,567
Purchases of held-to-maturity securities               (490)      (8,580)
Purchases of available-for-sale securities                        (4,982)
Proceeds from maturities of held-to-maturity
   securities                                         1,997       25,946
Proceeds from sales and maturities of
   available-for-sale securities                                   6,082
Decrease in other assets                             27,326        4,859
                                                  ---------    ---------
Net cash used in investing activities              (166,263)    (203,503)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of debt - External                          56,636          724
Issuance of debt - Parent                            30,000       50,000
Payments on debt - External                         (40,475)      (5,213)
Payments of debt - Parent                            (2,547)
                                                  ---------    ---------
Net cash provided by financing activities            43,614       45,511
                                                  ---------    ---------

Effect of Exchange Rate Changes on Cash              (2,414)      (1,336)
                                                  ---------    ---------
Net Decrease in Cash and Equivalents                (28,116)     (54,631)
Cash and Equivalents at Beginning of Period         138,216      140,328
                                                  ---------    ---------
Cash and Equivalents at End of Period             $ 110,100    $  85,697
                                                  =========    =========


See Notes to Condensed Consolidated Financial Statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Johns Manville International Group, Inc. (the "Company") is a wholly owned subsidiary of Johns Manville Corporation. The condensed consolidated financial statements as of September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and 1996 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:

                              (Thousands of dollars)
                           September 30, December 31,
                                   1997         1996
                           ------------   ----------
Finished goods                 $ 75,365     $ 60,456
Raw materials and supplies       31,293       32,113
Work-in-process                  10,791        8,472
                               --------     --------
                               $117,449     $101,041
                               ========     ========


Note 2 - Acquisitions

During the third quarter of 1997, the Company completed the acquisition of the roofing business of HPG International, Inc., a manufacturer of thermoplastic membranes. During the second quarter of 1997, the Company acquired the Mitex group of companies. Mitex manufactures fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in Sweden and the United Kingdom. During the first quarter of 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a manufacturer of synthetic meltblown nonwoven products. The Mitex and Ergon acquisitions are associated with businesses of the Engineered Products segment.

The combined purchase price for these acquisitions, accounted for under the purchase method, was $136.5 million, net of cash acquired, financed from existing cash balances and borrowings of $45 million, net, from international credit facilities. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $88 million and is being amortized over 20 years using the straight-line method. These allocations were based on estimates and may be revised in the future.

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


                                  (Thousands of dollars)
                                           Three Months
                                     Ended September 30,
NET SALES                           1997           1996
---------                      ---------      ---------
Insulation                     $ 176,538      $ 182,070
Roofing Systems                  145,576        125,094
Engineered Products              124,786        124,730
Corporate and Eliminations        (8,778)        (8,916)
                               ---------      ---------
Net Sales                      $ 438,122      $ 422,978
                               =========      =========

INCOME FROM OPERATIONS
----------------------
Insulation                     $  25,900      $  34,341
Roofing Systems                   21,007         14,092
Engineered Products               21,303         29,516
Corporate and Eliminations        (7,803)        (7,636)
                               ---------      ---------
Income from Operations         $  60,407      $  70,313
                               =========      =========


                                      (Thousands of dollars)
                                                Nine Months
                                         Ended September 30,
NET SALES                             1997             1996
---------                      -----------      -----------
Insulation                     $   527,941      $   504,931
Roofing Systems                    381,181          287,886
Engineered Products                363,127          362,608
Corporate and Eliminations         (27,081)         (24,935)
                               -----------      -----------
Net Sales                      $ 1,245,168      $ 1,130,490
                               ===========      ===========

INCOME FROM OPERATIONS
----------------------
Insulation                     $    79,966      $    86,845
Roofing Systems                     47,129           28,868
Engineered Products                 72,396           85,238
Corporate and Eliminations         (20,917)         (14,406)
                               -----------      -----------
Income from Operations         $   178,574      $   186,545
                               ===========      ===========


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

ITEM 2.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales for the third quarter of 1997 increased $15.1 million, or 3.6 percent, to $438.1 million from $423 million for the same period of 1996. Gross profit of $112.9 million for the third quarter of 1997 decreased $8.6 million, or 7.1 percent, from $121.4 million compared with the third quarter of 1996. The gross profit percentage declined 2.9 percentage points to 25.8 percent for the third quarter of 1997 due to lower selling prices, principally in residential insulation. Certain management and financial services provided by Johns Manville Corporation were reorganized and transferred to the Company at the end of 1996. Therefore, services previously provided by parent are reflected as selling, general and administrative for 1997. Selling, general, administrative and research, development and engineering expenses and services provided by parent, combined, decreased slightly and were lower as a percentage of sales for 1997. Income from operations for the third quarter of 1997 was $60.4 million, down 14.1 percent, compared with $70.3 million for the third quarter of 1996.

The Company's net sales for the first nine months of 1997 increased $114.7 million, or 10.1 percent, to $1.25 billion from $1.13 billion for the same period of 1996. While gross profit of $331.5 million increased $8 million, or
2.5 percent, for the first nine months of 1997, lower selling prices reduced the 1997 gross profit percentage to 26.6 percent from 28.6 percent in 1996. Selling, general, administrative and research, development and engineering expenses and services provided by parent, combined, increased $2.9 million, or 2.1 percent, to $141.2 million, reflecting expenses of acquired companies. These expenses, however, decreased as a percentage of sales in 1997 to 11.3 percent, compared with 12.2 percent for 1996. Income from operations for the first nine months of 1997 decreased to $178.6 million from $186.5 million in 1996 which included first quarter 1996 other income of $7.2 million from the settlement of certain pension plans.

Insulation Segment
The Insulation segment's net sales decreased $5.5 million, or 3 percent, and increased $23 million, or 4.6 percent, for the third quarter and first nine months of 1997, respectively, compared with the same periods of 1996. Income from operations for this segment decreased $8.4 million, or 24.6 percent, and $6.9 million, or 7.9 percent, for the third quarter and the first nine months of 1997, respectively. During 1997, capacity-related selling price and other competitive pressures reduced third quarter net sales and led to lower margins and decreases in operating income for the residential insulation business compared with both corresponding 1996 periods. These selling price decreases were partially offset by volume increases experienced by the residential, and commercial and industrial businesses. Despite lower 1997 net sales in automotive primarily due to the disposition of the molded parts business, operating income for OEM insulation increased for the three and nine months of 1997 compared with 1996, reflecting strength in aerospace and specialty insulations.

Roofing Systems Segment
Net sales for the Roofing Systems segment increased $20.5 million, or 16.4 percent, and $93.3 million, or 32.4 percent, for the third quarter and first nine months of 1997, respectively, compared with the same periods of 1996 primarily due to increased volumes from acquisitions, partially offset by unfavorable product mix. Operating income, which increased $6.9 million and $18.3 million for the 1997 periods, along with strong margins compared with 1996, reflected the integration of acquisitions, improved productivity and favorable raw material costs.

Engineered Products Segment
The Engineered Products segment's net sales were essentially flat at $124.8 million, and $363.1 million, for the three and nine month periods ended September 30, 1997, respectively. Income from operations of $21.3 million decreased $8.2 million, or 27.8 percent, for the third quarter, and $12.8 million, or 15.1 percent, to $72.4 million for the first nine months of 1997. Net sales and operating income for the U.S. mats and fibers business decreased for the three and nine months of 1997 as reduced costs were more than offset by declining volumes and selling prices due to competitive pressures. Moderate improvements for the Company's European operations, which includes the Mitex acquisition, on higher sales volumes were partially offset by the impacts of unfavorable currency comparisons on reported results. Net sales for filtration increased for both 1997 periods on higher volumes due to recent acquisitions in the synthetic filtration media markets. These improvements in filtration were offset by competitive pricing pressures and higher acquisition-related costs which led to decreased operating income and margins for both periods of 1997.

Compared with the third quarter and first nine months of 1996, the Company's interest expense increased $1.2 million and $5.5 million in 1997, respectively, due primarily to increases in debt balances related to acquisitions.

Due to the factors discussed above, net income for the third quarter of 1997 was $30 million, compared with net income for the third quarter of 1996 of $33.6 million. Year-to-date net income for 1997 was $83.9 million, compared with net income for the same period of 1996 of $88.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's agreements with its lenders contain a number of financial and general covenants. These include, among other things, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions, restrictions on intercompany transactions, including transfers of cash and transactions with Johns Manville Corporation. As of September 30, 1997, the maximum amount available for dividends to be paid to Johns Manville Corporation under the debt covenants of the Senior Notes was approximately $260 million. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At September 30, 1997, the Company was in compliance with these covenants.

At September 30, 1997, the Company had net working capital of $249.7 million, including cash and marketable securities totaling $111.8 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $47.1 million. At December 31, 1996, the Company's cash and marketable securities totaled $140.9 million. At September 30, 1997, the Company had $100 million available under a receivables sale facility for its domestic short-term working capital requirements. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which approximately $31 million was available at September 30, 1997. Under these facilities, $45 million, net, was borrowed to partially finance acquisitions.

The Company's net operating activities provided $96.9 million of cash during the first nine months of 1997. Net operating activities provided $104.7 million for the same period of 1996. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," sales volume increases during the first nine months of 1997 were offset by selling price declines. Operating activities also included cash usages for net working capital builds for the construction season. For the remainder of 1997, the Company's operating results are expected to benefit from the integration of acquisitions, strong U.S. construction markets, and U.S. housing starts which are comparable to 1996 levels. However, the Company's operating results continue to be adversely affected by capacity-related selling price and other competitive pressures which are expected to continue, at least for the near term, for several of the Company's businesses, particularly residential insulation.

The Company's investing activities for the first nine months of 1997 consisted of $136.5 million for acquisitions, net of cash acquired. The Company's capital expenditures totaled $67.9 million for the first nine months of 1997. The Company estimates 1997 capital expenditures of approximately $90 million to $100 million, of which approximately $40 million relate to capacity expansion projects principally to increase mats and fibers production. As of September 30, 1997, outstanding purchase commitments for capital projects totaled $20.4 million. During the first quarter of 1997, the Company received $23.8 million in repayment of an advance made to Johns Manville Corporation in 1996 for an acquisition which was subsequently contributed to the Company. Investing activities for 1997 also included proceeds from the Company's June 30, 1997 disposition of its automotive molded parts business. Investing activities for 1996 included the combined purchase prices for acquisitions of $151.6 million and capital expenditures totaling $76.8 million.

In addition to borrowings to partially finance 1997 acquisitions, the Company's financing activities for 1997 included repayments of debt totaling $30 million assumed in connection with 1996 acquisitions, which was refinanced with notes payable to Johns Manville Corporation.

The Company believes that its current cash position, cash generated from operations, and funds available under a receivables facility and foreign working capital facilities will enable it to satisfy its debt service requirements, its ongoing capital expansion program and its other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of the $400 million Senior Notes, or in connection with possible significant future acquisitions.

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) expected benefits from the continuing integration of acquisitions and capacity expansions, (ii) the effect on operating results resulting from the strength of construction markets and 1997 U.S. housing starts, (iii) adverse effect on operating earnings of capacity-related and other competitive pressures in most of the Company's businesses, particularly residential insulation and (iv) the Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, constitute such forward-looking statements. See "Liquidity and Capital Resources."

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

Factors that could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, include, without limitation, the general factors noted above, the level of cash flow generated by the Company and the ability of the Company to otherwise fund such commitments, which in turn could be affected by general U.S. and international economic conditions as well as financial market conditions. Other factors include the contingencies discussed in the notes to the Company's financial statements incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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



                                          JOHNS MANVILLE INTERNATIONAL
                                                   GROUP, INC.
                                     --------------------------------------
                                                  (Registrant)



Date:  November 11, 1997             By:      R. B. Von Wald
                                         ----------------------------------
                                              R. B. Von Wald
                                              Executive Vice President,
                                              General Counsel and Secretary




Date:  November 11, 1997             By:      K. L. Jensen
                                         ----------------------------------
                                              K. L. Jensen
                                              Senior Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit
Number                  Description                                     Page
-------                 -----------                                     ----
 27.1             Financial Statement Schedules.