Form 10-K405
period 1997-12-31
JOHNS MANVILLE INTERNATIONAL GROUP INC
filed 1998-03-19
CIK 930818

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                      TO

                         COMMISSION FILE NO.  1-13574


                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  84-1196355
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)
 717 17TH STREET, DENVER, COLORADO                       80202
(Address of principal executive offices               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 978-2000
             SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        10 7/8% Senior Notes Due 2004                  New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES [X]  NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES [X]  NO [_]

Johns Manville International Group, Inc. is a wholly owned subsidiary of Johns Manville Corporation, and there is no market for the registrant's common stock. As of March 2, 1998, there were 100 shares of the registrant's sole class of common stock outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instruction I of Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
 ITEM 1.  BUSINESS......................................................     1
          Introduction and Description of the Business..................     1
          Insulation....................................................     1
          Roofing Systems...............................................     3
          Engineered Products...........................................     3
          Materials.....................................................     5
          Research and Development......................................     5
          Patents.......................................................     5
          Labor Relations...............................................     5
          Seasonality...................................................     5
          Environmental Regulations.....................................     5
          Occupational Health and Safety Aspects of the Company's
           Products.....................................................     6

 ITEM 2.  PROPERTIES....................................................     9
          Headquarters..................................................     9
          Manufacturing and Development Facilities......................     9

 ITEM 3.  LEGAL PROCEEDINGS.............................................    10

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    10

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
           MATTERS......................................................    10

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    10

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    11

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    19

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    47

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    47

 ITEM 11. EXECUTIVE COMPENSATION........................................    47

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    47

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    47

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................    47

  The "Company" or "Johns Manville" when used in this Form 10-K refers to Johns Manville International Group, Inc., incorporated in the State of Delaware in 1992, including, where applicable, its consolidated subsidiaries.

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION AND DESCRIPTION OF THE BUSINESS

  Johns Manville is a leading manufacturer of insulation and building products, with 1997 net sales of approximately $1.65 billion. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. Johns Manville operates manufacturing facilities in North America, Europe and China and is comprised of three principal business segments, as set forth in the following table:

 PRODUCT GROUPS BY BUSINESS SEGMENT(1)         PRODUCTS AND APPLICATIONS
 -------------------------------------         -------------------------
 INSULATION
  Building                             Fiber glass wool insulation for walls,
                                        attics and floors in commercial and
                                        residential buildings; residential foam
                                        sheathing

  Commercial and Industrial            Pipe and duct insulation and fireproof
                                        board for use in various commercial and
                                        industrial applications

  OEM                                  Thermal and acoustic insulation for
                                        aircraft; marine vessels; automobiles;
                                        heating, ventilating and air
                                        conditioning ("HVAC"); and other
                                        equipment

 ROOFING SYSTEMS                       Commercial and industrial roofing
                                        systems, including membranes,
                                        insulation, accessories and related
                                        guarantees

 ENGINEERED PRODUCTS
  Mats and Fibers                      Continuous filament fiber glass and
                                        nonwoven fiber glass mats for roofing,
                                        flooring and specialty substrates and
                                        reinforcement of plastics and gypsum
                                        products; woven fiber glass fabrics;
                                        wall covering and plastic products

  Filtration                           Air filtration media for buildings;
                                        ultra-fine fibers for clean room air
                                        filters and battery separators; liquid
                                        filtration cartridge and media; and
                                        industrial oil sorbent products

--------
(1) For additional business segment information and geographical data, see
    Note 21 to the Company's Consolidated Financial Statements contained in this report.

INSULATION

  Johns Manville's Insulation segment, with 1997 net sales of $697.8 million, or 42 percent of Johns Manville's total net sales (before elimination of intersegment sales), is comprised of the building, commercial and industrial and OEM product groups.

 BUILDING

  Products. Johns Manville's building insulation business manufactures a complete line of fiber glass wool insulation products for walls, attics and floors in commercial and residential buildings. Johns Manville's building insulation products include fiber glass batts, rolls, blowing wool and related products. Johns Manville also produces polyisocyanurate foam sheathing for use in residential structures.

  Johns Manville manufactures building insulation products at nine manufacturing facilities in North America to serve regional population and construction centers. This regional structure, which keeps most shipping distances within a 500-mile radius, improves Johns Manville's customer service and reduces its total transportation costs.

  Markets and Distribution. Demand for Johns Manville's building insulation products is driven primarily by North American housing starts. Other important influences are demand in the repair/remodel market and rates of commercial construction of warehouses and light manufacturing facilities. In addition, implementation of various federal and state energy conservation codes serves to increase the amount of insulation per unit built.

  Building insulation products typically reach end users through contractors, retailers and distributors. Johns Manville's marketing efforts are normally directed toward insulation contractors and national retailers.

  Competition. Johns Manville's building insulation business competes primarily with Owens-Corning ("OC") and Certain Teed Corporation, the U.S. subsidiary of Compagnie de Saint-Gobain ("CSG"). Johns Manville competes in the building insulation business primarily on the basis of price, packaging/merchandising and service.

 COMMERCIAL AND INDUSTRIAL

  Products. Johns Manville's commercial and industrial insulation business manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications. In response to industry attention to indoor environmental quality, Johns Manville offers EnviroSystem(TM), a group of products sold together aimed at indoor environmental quality improvement. Such products include duct insulation with enhanced thermal and acoustical properties with an antimicrobial agent for improved air filtration.

  Johns Manville manufactures commercial and industrial insulation products at 13 facilities in North America.

  In January 1998, the Company acquired a plant located in Mesa County, Colorado from the Pabco Division of Fibreboard Corporation, a subsidiary of OC. The Mesa plant manufactures calcium silicate pipe and block insulation and Super Firetemp(TM) fireproof board. As part of this acquisition, Johns Manville acquired the Pabco(R) trademarks and tradenames associated with the business.

  Markets and Distribution. Demand for Johns Manville's commercial and industrial insulation products is driven primarily by commercial construction activity and by demand in the remodel/retrofit market. Commercial and industrial insulation products reach the market through Johns Manville's network of distributors, contractors and fabricators.

  Competition. Johns Manville's commercial and industrial insulation business primarily competes with OC, CSG and Knauf Fiberglass USA. Johns Manville competes in the commercial and industrial insulation business primarily on the basis of price, breadth of product line and strength of fabricator and distributor networks.

 OEM

  Products. Johns Manville's OEM insulation business produces thermal and acoustic insulation for aircraft, marine vessels, automobiles, HVAC and other equipment. OEM insulation products generally require extremely fine and uniform fibers to provide the required insulating properties, and therefore command higher prices than other fiber glass products. As an alternative to fiber glass insulation, the Company manufactures and sells polyimide foam insulation products for applications in aircraft and on naval vessels.

  Johns Manville manufactures OEM insulation products at seven facilities in the United States.

  Markets and Distribution. Demand for Johns Manville's OEM insulation products is driven primarily by the production of aircraft, marine vessels and automobiles and by commercial construction (for HVAC and other insulations). Johns Manville typically sells OEM insulation products to distributors and fabricators who, in turn, sell to original equipment manufacturers.

  Competition. Johns Manville's OEM insulation business competes with a variety of large and small companies in its various niche markets. Johns Manville competes in the OEM insulation business primarily on the basis of quality and product customization.

ROOFING SYSTEMS

  In 1997, Johns Manville's Roofing Systems segment had net sales of $510.5 million, or 30 percent of the Company's total net sales (before elimination of intersegment sales).

  Products. Johns Manville is a full-line supplier of roofing systems and components for low-slope commercial and industrial roofs, including a wide range of membranes, insulations, accessories and roofing system guarantees.

  Johns Manville's commercial roofing systems business operates 17 manufacturing facilities in the United States and has two additional plants located in Altamira, Mexico and Verona, Italy.

  In September 1997, the Company entered the thermoplastic roofing membrane business with its acquisition of the roofing business of HPG International, Inc. In January 1998, the Company added to this business with the acquisition of the assets of Seal-Dry/USA, Inc., including its plant located in Little Rock, Arkansas.

  Markets and Distribution. Demand for Johns Manville's roofing systems products is driven primarily by commercial and industrial reroofing needs. Johns Manville estimates that approximately 75 percent of its roofing material sales during 1997 were attributable to reroofing, with the balance attributable to new construction. While sales of roofing systems are affected by levels of new construction and general economic conditions, sales attributable to reroofing are less sensitive to these factors thus mitigating the adverse effect of recessionary periods.

  Johns Manville's marketing focus is directed to roofing contractors and distributors, owners, architects and roofing consultants who generally recommend premium roofing systems. Approximately 95 percent of Johns Manville's roofing systems sales during 1997 were sold through wholesale distributors; the remainder was sold through roofing contractors.

  Competition. The commercial and industrial roofing business is a highly fragmented market. Competitors include several large national participants, such as Firestone Building Products, GAF Corporation, Tamko Asphalt Products Inc., Carlisle Companies Incorporated, Sarnafil Inc., Duro-Last, Inc., and various smaller regional companies. Johns Manville competes in the commercial and industrial roofing business primarily on the basis of breadth of product line, specifications, guarantees, systems reliability and price.

ENGINEERED PRODUCTS

  Johns Manville's Engineered Products segment had 1997 net sales of $476 million, or 28 percent of Johns Manville's total net sales (before elimination of intersegment sales). The Engineered Products segment is comprised of the mats and fibers and filtration product groups.

 MATS AND FIBERS

  Products. Johns Manville's mats and fibers business manufactures continuous filament fiber glass-based products that are used in a variety of applications. Johns Manville is a worldwide supplier of nonwoven fiber glass mat products, which are used as substrates in roofing, flooring and specialty applications. Johns Manville also sells fiber glass products (chopped fiber and rovings) for reinforcing plastics and gypsum products and for use in fiber glass wall coverings. Through its May 1997 acquisition of the Mitex group of companies, the Company entered the woven fiber glass fabrics business as a manufacturer of fiber glass wall coverings which are used primarily in commercial and industrial buildings.

  The mats and fibers business operates three manufacturing plants and one support facility in the United States. Schuller GmbH, Johns Manville's German subsidiary, operates three plants in Germany and one plant in Poland. Schuller GmbH was the pioneer in wet fiber glass mat technology and also developed the unique sliver fiber glass process, which created the market for fiber glass wall coverings in Europe. Johns Manville's Mitex subsidiaries operate two manufacturing facilities in Sweden and one in the United Kingdom.

  Through a joint venture with China National New Building Materials Corporation and Tianma Corporation, Johns Manville manufactures fiber glass mat at a plant located in the City of Changzhou, Jiangsu Province, China. Johns Manville has a 60 percent interest in the joint venture.

  Markets and Distribution. Demand for Johns Manville's mats and fibers products is driven primarily by the worldwide commercial construction and retrofit markets, as well as by U.S. residential construction and reroofing markets. Mats and fibers products are sold directly to roofing and flooring manufacturers and to Johns Manville's Mitex subsidiaries as well as to other European textile weavers. Johns Manville's U.S. mats and fibers business provides fiber glass mat to Johns Manville's commercial roofing systems business for its fiber glass-based roofing products.

  Competition. Johns Manville's primary competitors in the worldwide mats and fibers business are OC, CSG, PPG Industries and Elk Corporation. Johns Manville competes in the mats and fibers business primarily on the basis of quality and service.

 FILTRATION

  Products. Johns Manville's filtration businesses produce air filtration media for commercial and industrial buildings for HVAC and other equipment and ultra-fine fibers for clean room air filters. The Company also manufactures liquid filtration cartridges and media for use in commercial and industrial applications. As with OEM insulation, filtration products generally require extremely fine and uniform fibers to provide the required filtration properties, and therefore command higher prices than other fiber glass products.

  In January 1997, Johns Manville expanded its synthetic manufacturing capabilities and its product lines by acquiring the assets of Ergon Nonwovens, Inc. Johns Manville produces a full line of synthetic meltblown nonwoven products used in air and liquid filtration applications, personal care and in industrial oil sorbent products.

  The Company manufactures filtration products at seven of Johns Manville's U.S. facilities.

  Markets and Distribution. Demand for Johns Manville's filtration products is driven primarily by commercial construction and commercial building occupancy (air filtration media); the construction of clean rooms requiring dust-free environments which are primarily used by the pharmaceutical and semiconductor industries (ultra-fine fibers); and the need for high-efficiency filtration of water, paints, inks, chemicals, resins and oils in industrial manufacturing operations (liquid filtration media). Increasing public attention to environmental issues also stimulates demand for filtration media and industrial oil sorbent products.

  Johns Manville typically sells air filtration media products to producers of air filtration systems for use in commercial buildings. The Company sells liquid filtration media products to producers of liquid filtration systems and products for use in commercial and industrial manufacturing operations. Johns Manville also sells finished cartridges for use in high-efficiency liquid filtration applications and ultra-fine fibers to specialty filtration paper manufacturers. Johns Manville sells its synthetic nonwoven products primarily to distributors and fabricators.

  Competition. Johns Manville's filtration business competes with a variety of large and small companies in its various niche markets. Johns Manville competes in the filtration business primarily on the basis of quality and product customization.

MATERIALS

  Fiber glass is the basic material in a significant number of Johns Manville's products. The principal raw materials used to manufacture fiber glass products include sand, soda ash, lime, borate minerals and aluminous materials. Phenol-formaldehyde, urea extended phenol-formaldehyde, urea-formaldehyde, melamine-formaldehyde and other resins are also used to bind glass fibers. All of these raw materials are readily available in sufficient quantities from various sources for Johns Manville to maintain and expand its current production levels.

  Johns Manville's products contain materials other than fiber glass to satisfy the broader needs of its customers. For example, calcium silicate pipe insulation products and plastic accessories complement Johns Manville's product offerings to commercial/industrial insulation distributors. Johns Manville manufactures polyimide foam for marine insulation which is used by the United States Navy in shipbuilding. Commercial roofing systems use perlite insulation board, rubber and thermo plastic membranes and polyester substrates. In addition, the Company uses several advanced polymers in roll goods for roofing substrates. The Company manufactures polyisocyanurate foam roof insulation and residential sheathing using liquid chemicals comprised primarily of polyol and polyisocyanurate. Johns Manville has broadened its product lines into certain polymer fiber applications for filtration, substrates, and equipment insulation, apparel and industrial oil sorbents. The raw materials used in these various products are readily available in sufficient quantities from various sources for Johns Manville to maintain and expand its current production levels.

RESEARCH AND DEVELOPMENT

  The Company carries out research and development activities at its facilities in Littleton, Colorado; Mesa County, Colorado; Waterville, Ohio; Richmond, Indiana; Wertheim, Germany; and Helsingborg, Sweden. Research, development and engineering expenses for the years ended December 31, 1997, 1996 and 1995 were $31.2 million, $32.7 million and $30 million, respectively.

PATENTS

  The Company presently owns or controls approximately 650 U.S. and foreign patents and patent applications. The Company also holds negotiated licenses under various patents owned by others. While the Company regards its patents and licenses as valuable, it does not consider any of its businesses to be materially dependent upon any single patent or license.

LABOR RELATIONS

  At March 2, 1998, the Company employed approximately 8,300 persons worldwide, of whom approximately 3,800 were covered by collective bargaining agreements. The Company has experienced a long history of good working relationships with its employees and labor unions.

SEASONALITY

  The Company's quarterly results of operations are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year, thereby increasing sales and gross profits in those periods.

ENVIRONMENTAL REGULATIONS

  All of the Company's domestic operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The most significant of the federal laws are the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act

("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). These environmental regulatory programs are administered by the federal Environmental Protection Agency ("EPA"). In addition, states and local jurisdictions have adopted equivalent or more stringent environmental laws and regulations, or have enacted their own parallel environmental programs, which are enforced through various state and local administrative agencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 15 to the Company's Consolidated Financial Statements.

OCCUPATIONAL HEALTH AND SAFETY ASPECTS OF THE COMPANY'S PRODUCTS

  The Company has an ongoing product stewardship program to facilitate compliance with existing laws, and to protect the health and safety of the Company's employees, customers and the general public. This program is implemented through extensive research, a continuing process of workplace and product evaluation and an extensive communications program. National and international scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards. The results of these evaluations are reported regularly to employees and customers as part of the Company's communications program.

  The Company manufactures, processes and sells products, and has in the past manufactured, processed and sold products, that contain certain chemicals or substances, including man-made vitreous fibers ("MMVF") such as fiber glass, refractory ceramic fiber ("RCF") and mineral wools classified by the International Agency for Research on Cancer ("IARC") as possible human carcinogens. In 1987, the IARC evaluated the carcinogenicity of MMVF. Fiber glass wool, RCF and mineral wool were classified as "possibly carcinogenic to humans." The IARC concluded that continuous glass filament (chopped strand) was "not classifiable as to human carcinogenicity." Crystalline silica exists in trace amounts in the Company's calcium silicate insulation products and is a major constituent of the diatomaceous earth products produced by a former subsidiary and in industrial sands used in the Company's direct melt operations, marble forming and roofing plants. In 1996, the IARC classified crystalline silica as "known carcinogenic to humans." The IARC classification of crystalline silica was based upon animal and human studies. Asphalt used by the Company's roofing operations presently is being evaluated by the National Institute of Occupational Safety and Health to determine its carcinogenic potential.

  Although crystalline silica is a contaminant in one of the raw materials used in Johns Manville's calcium silicate insulation products, the silica content constitutes less than one percent of the finished product. Respirable crystalline silica exposures have been under both "normal" and "foreseeable emergency conditions" for the Company's pipe insulation products (Thermal-120(R) and Pabco(R) Super Caltemp Gold). Air concentrations resulting from the expected uses of these products can be properly characterized as "trace or minute" amounts of exposure. The Company recently acquired certain assets of the Pabco(R) business and its associated products. Pabco(R) has several other brands of calcium silicate products that have not been subjected to such testing and are sold under a special cancer hazard warning label in accordance with applicable law. The Company has developed and uses hazard communication materials reflecting the potential cancer hazard of crystalline silica that address the proper handling of these products by employees and customers.

  The industrial sands used at the Company's facilities contain only a small percentage of crystalline silica which is small enough to be inhaled. Industrial hygiene monitoring of Johns Manville employees exposure to silica has been performed since the early 1970s and have shown a minimal risk of overexposure. In cases where overexposures are likely to occur, the Company reviews work practices and requires mandatory use of respiratory protection.

  The Company sold most of its RCF operations in 1990 and agreed to indemnify the purchasers for pre-closing liabilities, including claims by transferred employees arising out of pre-closing occupational exposures incurred in the course of their employment with the Company or its predecessors. RCF products have been labeled as a possible cause of cancer since 1985. Subsequently, RCF product labels were revised to warn of the additional potential hazard associated with exposure to crystalline silica, which can be formed after use of RCF products at high temperatures.

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

  In 1990, the authorities of the large U.S. epidemiological study reviewed by the IARC in 1987 noted a small, but statistically significant, excess in respiratory cancer deaths of fiber glass manufacturing workers compared with local mortality rates. However, as in the IARC assessment, the authors, after looking at the cumulative evidence from the relevant factors that might support a causal relationship, concluded that the evidence of an association between exposure to fiber glass wool and respiratory cancer was actually "somewhat weaker" than that at the time of the IARC assessment. The U.S. investigation is continuing to determine if the small excess in lung cancer was associated with lifestyle factors such as smoking or other workplace exposures. The next update is expected in late 1998 or in 1999. Data contained in the latest report of an update of the large European epidemiological study shows mortality findings for fiber glass wool similar to those from the large U.S. study.

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

  Since 1988, the Company has funded, in conjunction with other companies in the industry, several epidemiological and chronic animal inhalation studies to assess the cancer-causing potential of MMVF. In August 1995, the industry expanded the animal research it had begun in 1988 to include exposure of hamsters to a building insulation/wool fiber and a special application glass fiber used in some filtration and a few thermal high performance applications. As with previous research involving exposure of rats to glass fibers, this study also was a two year chronic inhalation study which was completed in 1997. The results of the study found no lung disease (no fibrosis nor cancer) in the animals exposed to the building insulation/wool fiber. In the animals exposed to the special application glass fiber, there was continued evidence of fibrosis, which did not progress, and a single mesothelioma was found in one animal. The building insulation wool fibers have not, consistent with the previous inhalation study of the fiber, produced any adverse respiratory results. These preliminary findings have been reported to the EPA under the Toxic Substances Control Act, and the Company has notified its employees and customers.

  In 1997, the Institute of Occupation Medicine ("IOM") in Edinburgh, Scotland released preliminary results from a chronic inhalation study of E glass microfiber using rats. Some of the animals that inhaled this fiber developed lung fibrosis and tumors. E glass microfiber is no longer manufactured in the United States, however, Johns Manville produced small quantities until 1994 at one manufacturing location. E glass microfiber is different than the large diameter E glass continuous filaments that Johns Manville manufactures in its mats and fibers business. E glass continuous filaments are too thick to be inhaled into the deep lungs and are not considered to be respirable. The findings of the IOM study have also been reported to the EPA and the Company has notified its employees and former customers.

  The results of an industry supported epidemiological study of RCF workers was published in 1996. This case-control morbidity study evaluated chest x-rays of workers at two RCF manufacturing plants owned by Carborundum Corporation. Although no significant increase in lung fibrosis was seen, an exposure-related increase in pleural plaques was observed.

  In 1997 the American Conference of Governmental Industrial Hygienists ("ACGIH") classified all forms of glass fibers as an "A3-Animal Carcinogen." ACGIH defines an A3-Animal Carcinogen as follows: "The agent is carcinogenic in experimental animals at a relatively high dose, by route(s) of administration, at site(s), of histologic type(s), or by mechanism(s) that are not considered relevant to worker exposure. Available epidemiologic studies do not confirm an increased risk of cancer in exposed humans. Available evidence suggests that the agent is not likely to cause cancer in humans except under uncommon or unlikely routes or levels of exposure." By contrast, the ACGIH did not apply its definition of an "A1-Confirmed Human Carcinogen" to glass fibers. The ACGIH definition of an "A1-Confirmed Human Carcinogen" is: "The agent is carcinogenic to humans based on the weight of evidence from epidemiologic studies of, or convincing clinical evidence in, exposed humans."

  While there is some disagreement within the scientific and medical community regarding the interpretation of the studies, based upon its analysis to date, the Company does not believe that the IARC classification, the listing in the ARC, or any action taken by federal and state regulatory agencies will have a material adverse effect on the Company. The foregoing statement constitutes a "forward-looking statement" under federal securities laws. The Company's analysis of available data and its expectations concerning human health hazards associated with its products are subject to risks and uncertainties. Because domestic and international regulatory and scientific authorities are involved on an ongoing basis in the assessment of potential human health hazards, and there can be no assurance that future actions taken by such authorities or other developments relating to the Company's liability for its products will not have an adverse effect on the Company.

ITEM 2. PROPERTIES

HEADQUARTERS

  The Company's headquarters are located in Denver, Colorado. The Company leases approximately 150,000 square feet of office space at Johns Manville Plaza in downtown Denver.

MANUFACTURING AND DEVELOPMENT FACILITIES

  The following table sets forth certain information with respect to the Company's major manufacturing and development plants and buildings. All of the buildings are adequate and suitable for the business of the Company, have been well maintained and are in sound operating condition and regular use. The South Gate, California; Lakewood, Colorado; Kansas City, Kansas; Edison, New Jersey; Kent, Washington; and Altamira, Mexico facilities are leased.

LOCATION                                       BUSINESS SEGMENT
--------                                       ----------------
UNITED STATES AND CANADA
Innisfail, Alberta, Canada...................  Insulation
Tucson, Arizona..............................  Insulation and Engineered Products
Little Rock, Arkansas........................  Roofing Systems
Corona, California...........................  Insulation
Pittsburg, California........................  Roofing Systems
South Gate, California.......................  Roofing Systems
Willows, California..........................  Insulation
Lakewood, Colorado...........................  Insulation
Littleton, Colorado..........................  Insulation and Engineered Products
Mesa County, Colorado........................  Insulation
Jacksonville, Florida........................  Roofing Systems and Insulation
Macon, Georgia...............................  Roofing Systems
Winder, Georgia..............................  Insulation
Rockdale, Illinois...........................  Roofing Systems
Waukegan, Illinois...........................  Insulation and Roofing Systems
Bremen, Indiana..............................  Roofing Systems and Insulation
Richmond, Indiana............................  Insulation
Kansas City, Kansas..........................  Roofing Systems
McPherson, Kansas............................  Insulation
Lewiston, Maine..............................  Roofing Systems
Saco, Maine..................................  Roofing Systems and Insulation
Natchez, Mississippi.........................  Roofing Systems
Richland, Mississippi........................  Engineered Products
Edison, New Jersey...........................  Insulation
Penbryn, New Jersey..........................  Insulation
Plattsburg, New York.........................  Roofing Systems
Defiance, Ohio...............................  Insulation and Engineered Products
Waterville, Ohio.............................  Engineered Products
Oklahoma City, Oklahoma......................  Roofing Systems
Hazelton, Pennsylvania.......................  Roofing Systems and Insulation
Etowah, Tennessee............................  Engineered Products
Baytown, Texas...............................  Roofing Systems
Cleburne, Texas..............................  Insulation and Engineered Products
Edinburg, Virginia...........................  Roofing Systems
Richmond, Virginia...........................  Insulation
Kent, Washington.............................  Roofing Systems and Insulation
Parkersburg, West Virginia...................  Insulation and Engineered Products

LOCATION                                       BUSINESS SEGMENT
--------                                       ----------------
INTERNATIONAL
Changzhou, Jiangsu, China....................  Engineered Products
St. Helens, England..........................  Engineered Products
Karlstein, Bavaria, Germany..................  Engineered Products
Steinach, Thuringen, Germany.................  Engineered Products
Wertheim, Baden-Wuerttemberg, Germany........  Engineered Products
Verona, Italy................................  Roofing Systems
Altamira, Mexico.............................  Roofing Systems
Lubliniec, Poland............................  Engineered Products
Helsingborg, Sweden..........................  Engineered Products
Stromsund, Sweden............................  Engineered Products

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal actions occurring in the normal course of its business. In the opinion of the Company's management, adequate provision has been made for losses which may result from these actions and, accordingly, the outcome of these proceedings is not expected to have a material adverse effect on the financial condition of Johns Manville. For additional information concerning certain of these proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Contingent Product Liability" and "--Environmental Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1997, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company is a wholly owned subsidiary of Johns Manville Corporation, and there is not a market for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Johns Manville International Group, Inc. (the "Company") is a wholly owned subsidiary of Johns Manville Corporation. The Company manufactures and markets building and equipment insulation, commercial/industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company operates 50 manufacturing facilities in North America, Europe and China, and is comprised of three principal business segments: Insulation, Roofing Systems and Engineered Products.

  The Insulation segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls, attics and floors in residential and commercial buildings and polyisocyanurate foam sheathing for residential structures; commercial/industrial insulation business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications; and original equipment manufacturers ("OEM") insulation business, which manufactures thermal and acoustic insulation for aircraft, marine vessels, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment.

  The Roofing Systems segment consists of the Company's commercial/industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees.

  The Engineered Products segment consists of the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes the Company's German subsidiary, Schuller GmbH, and the Company's Swedish and U.K. subsidiaries, the Mitex companies. The Engineered Products segment also includes the Company's filtration business, which manufactures filtration media for commercial and industrial buildings; ultra-fine fibers for clean room air filters and battery separators; liquid filtration cartridges and media for use in commercial and industrial applications; and synthetic meltblown products used in various other applications.

RESULTS OF OPERATIONS

  The Company's net sales for 1997 increased $95.2 million, or 6.1 percent, to $1,647.6 million from $1,552.4 million in 1996. Gross profit of $431.5 million for 1997, decreased $9.1 million, or 2.1 percent, from $440.6 million in 1996. The gross profit percentage declined 2.2 percentage points to 26.2 percent for 1997 due to lower selling prices. Certain management and financial services provided by Johns Manville Corporation were reorganized and transferred to the Company at the end of 1996. Therefore, services previously provided by parent are reflected as selling, general and administrative for 1997. Selling, general, administrative and research, development and engineering expenses and services provided by parent, combined, increased slightly to $193.7 million for 1997. These expenses, however, decreased as a percentage of sales in 1997 to 11.8 percent, compared with 12.4 percent in 1996. Income from operations for 1997 was $225.7 million, up 14 percent, compared with $198 million for 1996. Income from operations during 1996 included nonrecurring charges totaling $49.2 million.

 Insulation Segment

  The Insulation segment's net sales remained essentially unchanged at $697.8 million for 1997. Income from operations for this segment decreased $4.7 million, or 4.5 percent, to $98.7 million for 1997 from $103.4 million for 1996, which included $17.6 million of nonrecurring charges. During 1997, capacity-related selling price and other competitive pressures reduced net sales and led to lower margins and a decrease in operating income for the residential insulation business compared with 1996. The selling price decreases, averaging seven-to-eight percent, were partially offset by volume increases due to strength in U.S. construction markets. The commercial/industrial business, driven primarily by pipe and duct insulations, experienced higher 1997 net sales and operating income on volume increases, while lower selling prices led to slightly decreased margins compared with 1996. Despite lower 1997 net sales in automotive products primarily due to the disposition of the

Company's molded parts business, operating income for OEM insulation increased for 1997 compared with 1996, reflecting strength in aerospace and other specialty insulations.

 Roofing Systems Segment

  The Roofing Systems segment's net sales increased $96.5 million, or 23.3 percent, to $510.5 million in 1997 compared with $414 million in 1996. The higher sales were primarily due to increased volumes and broadened product lines from acquisitions, partially offset by unfavorable product mix. Operating income increased $30.8 million to $62.9 million in 1997, reflecting strong margins when compared with $32.1 million for 1996, which included $5.6 million of nonrecurring charges. These increases reflected the effective integration of acquisitions, favorable raw material costs, higher roof guarantee earnings and improved productivity.

 Engineered Products Segment

  The Engineered Products segment's net sales increased $5.2 million to $476 million for 1997 compared with $470.8 million in 1996. Income from operations decreased to $92.6 million, or 18.1 percent, compared with $113.1 million in 1996, which included $4 million of income related to nonrecurring items. Net sales and operating income for the U.S. mats and fibers business decreased in 1997 as reduced costs were more than offset by declining volumes and selling prices due to competitive pressures. Strong improvements on higher sales volumes for the segment's European operations, including the incremental impacts of the Mitex acquisition, were partially offset by unfavorable currency comparisons on reported results. Net sales for the filtration business increased for 1997 on higher volumes due to recent acquisitions in the synthetic filtration media markets. These improvements in filtration were offset by competitive pricing pressures and higher acquisition-related costs which led to decreased margins and operating income for 1997.

 Nonrecurring Charges

  In 1996, the Company recorded the following pretax nonrecurring charges totaling $49.2 million.

  The Company completed an evaluation of a manufacturing facility with both current and former operations and determined that its best course of action was closure of the facility. Consequently, the Company recorded nonrecurring charges of $41.7 million for the shutdown of current operations, demolition of facilities and site restoration, of which $30 million, $6.1 million and $5.6 million related to corporate and eliminations, the Insulation segment and the Roofing Systems segment, respectively. Of these charges, $7.5 million were noncash asset write-downs, and at December 31, 1997, $15.4 million was classified as other current liabilities. Upon completion of these actions, the Company intends to dispose of the remaining properties and does not expect to incur significant future monitoring and maintenance costs. The Company expects to fund the charges requiring cash outlays from existing cash balances and cash generated from operations. During 1997, the Company spent minimal amounts in preparation for demolition phases of the project. Pending federal and state regulatory agency approval, the final disposition will begin in 1998 and is expected to be substantially completed by 1999, with the majority of the liabilities settled during that time frame. The nonrecurring charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to secure agreements with third parties, relinquish the properties and obtain regulatory approvals to execute the actions described above. As a result, the Company believes it is reasonably possible that these estimates may be revised in the near-term. However, the impacts of such revisions, if any, are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

  The Company recorded additional 1996 nonrecurring charges (income) in the Insulation and Engineered Products segments of $11.5 million and $(4) million, respectively, consisting primarily of asset write-downs to estimated fair values in the automotive molded parts business, which was disposed of in 1997, and a gain on the sale of other manufacturing assets.

 Other Expense, net

  Other expense, net, was $12.2 million for 1997 compared with of $0.6 million for 1996. During 1997, other expense, net, included higher goodwill amortization, reflecting a full year of expense related to 1996 acquisitions, in addition to expense related to the 1997 acquisitions. Other expense, net, for 1996 included a $7.2 million gain on the settlement of certain pension plans.

 Interest

  Compared with 1996, the Company's interest income decreased $1.4 million, primarily due to lower average cash and marketable securities balances. During 1997, the Company's interest expense increased $8.1 million due primarily to 1997 acquisition-related borrowings.

 Income Taxes

  The Company's effective tax rate on income before income taxes was 43 percent and 44 percent for the years ended December 31, 1997 and 1996, respectively. These are higher than the U.S. federal statutory tax rate principally due to higher foreign effective tax rates and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company broadly defines liquidity as the ability to generate sufficient cash flow to satisfy operating requirements, fund capital expenditures and meet existing obligations and commitments. In addition, liquidity also includes the ability to obtain appropriate financing and convert into cash those assets that are no longer required to meet the Company's strategic objectives. Therefore, liquidity should not be considered separately from capital resources, which consist of currently or potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. In addition, the Company's relationship with Johns Manville Corporation should be considered in evaluating liquidity.

  The Company's agreements with its lenders contain a number of financial and general covenants. These include, among others, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions, restrictions on intercompany transactions, including transfers of cash, and transactions with Johns Manville Corporation. As of December 31, 1997 and 1996, the maximum amount available for dividends to be paid to Johns Manville Corporation under debt covenants of the Senior Notes was approximately $250 million and $210 million, respectively. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At December 31, 1997, the Company was in compliance with these covenants.

  The Company's cash and marketable securities balances decreased $18.5 million during 1997 to $122.4 million at December 31, 1997, from $140.9 million at December 31, 1996. At December 31, 1997, cash and marketable securities located outside the U.S. and Canada were $28.2 million.

  The Company's net operating activities provided $151 million of cash during 1997, compared with $185.6 million for 1996. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. During 1997, sales volume increased primarily due to the incremental impact of acquisitions, strong U.S. commercial construction markets, and U.S. housing starts comparable to 1996 levels. The volume increases were, however, offset by selling price declines in most of the Company's businesses, particularly in residential insulation.

  The Company's investing activities used $200.1 million and $223.3 million in 1997 and 1996, respectively. Investing activities for 1997 used $136.5 million for acquisitions, net of cash acquired, and $90.5 million for capital expenditures. The 1997 capital expenditures included approximately $50 million related to capacity expansion projects, principally to increase mats and fibers production. Investing activities for 1997 also included proceeds from the disposition of its automotive molded parts business. Cash used in investing activities for 1996 included acquisitions of $153.1 million and capital expenditures totaling $103 million, of which approximately $45 million related to capacity expansion projects.

  The Company's total external debt decreased to $438.2 million at December 31, 1997 from $442.4 million at December 31, 1996. During 1997, the Company borrowed $55 million from international credit facilities to partially finance 1997 acquisitions, of which $30 million was subsequently repaid. Also during 1997, the

Company repaid debt totaling $30 million assumed in connection with 1996 acquisitions. This debt was refinanced with $30 million of notes payable to Johns Manville Corporation at prevailing market terms, of which $2.5 million was repaid. Financing activities for 1996 included the proceeds from a $50 million note payable to Johns Manville Corporation, due October 1, 1998, which were used to partially finance the acquisition of NRG Barriers, Inc.

  At December 31, 1997, the Company had $100 million available under a receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility are based on the daily balance of certain outstanding trade accounts receivable adjusted for various factors as defined under the terms of the Receivables Facility. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which $51.9 million was available at December 31, 1997. These facilities are principally secured by the Company's equity ownership in certain international subsidiaries and joint ventures.

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

  During 1997, sales volumes increased due to continued strength in U.S. construction markets, businesses acquired in 1997 and 1996, increases in operating capacity and improvements in European construction markets. However, during 1997, most of the Company's businesses were adversely affected by capacity-related and other competitive selling price pressures, particularly in residential insulation.

 Capital Spending and Capacity Expansion

  In order to increase its U.S. production of continuous filament fiber glass to meet the demand for its mats and fibers products, in August 1997, the Company completed the expansion of existing capacity with the reconstruction of a furnace. The Company's joint venture in China, which began expansion of an existing fiber glass mat facility in 1996, is expected to be completed in 1998. The Company estimates capital spending in 1998 of approximately $128 million excluding acquisitions, of which approximately $55 million will be used in capacity expansion programs. As of December 31, 1997, outstanding purchase commitments relating to capital spending and capacity expansion projects totaled $21.9 million. The Company plans to fund its capital spending from existing cash balances and cash flows generated by operations. The Company's capacity expansion programs are periodically revised to reflect changes in demand, industry capacity and the results of productivity improvements and technological innovations.

  In response to the implementation of the 1990 Amendments to the federal Clean Air Act and requirements of various state air emissions regulations, the Company will be obligated to monitor and reduce air emissions at its manufacturing sites. Because many of the anticipated regulations have not yet been proposed, neither the costs nor timing of compliance can be reasonably anticipated at this time. Provisions of Titles III and VII of the 1990 Amendments and the related regulations will likely require capital expenditures in the years 1998-2001, with most of the expenditures occurring in the latter part of that time frame.

 Acquisitions

  During the third quarter of 1997, the Company acquired the roofing business of HPG International, Inc., a U.S. manufacturer of thermoplastic membranes. During the second quarter of 1997, the Company acquired the Mitex group of companies. Mitex is a manufacturer of fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in Sweden and the United Kingdom. During the first quarter of 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a U.S. manufacturer of synthetic meltblown nonwoven products. The Ergon and Mitex acquisitions are associated with the businesses of the Engineered Products segment.

  The combined purchase price for these acquisitions, accounted for under the purchase method, was $136.5 million, net of cash acquired, financed from existing cash balances and borrowings from international credit facilities. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $84 million. These allocations were based on estimates and may be revised in the future.

  In January 1998, the Company acquired the assets of Seal-Dry/USA, Inc., a U.S. manufacturer of reinforced thermoplastic roofing systems. Also in January 1998, the Company acquired a plant, associated with the Insulation segment, which manufactures calcium silicate pipe and block insulation, and fireproof board. Both acquisitions will be accounted for under the purchase method.

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

  Pursuant to reimbursement agreements with the Company's liability carriers and former owner of the phenolic roofing insulation business, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

  In 1996, the Company and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the U.S. with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

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

 Environmental Contingencies

  At December 31, 1997, the Company had remediation activities in progress at nine sites, out of a total of 19 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 24 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 24 sites, the Company's potential liability for 17 sites will be determined pursuant to the settlement agreement described in the following paragraph. The remaining seven sites are not subject to the agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites.

  In 1994, the U.S. government and Johns Manville Corporation settled certain litigation concerning the Company's disposal activities prior to consummation of Johns Manville Corporation's plan of reorganization. The settlement agreement, which was made an order of the court, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of Johns Manville Corporation's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by the Company prior to consummation of Johns Manville Corporation's plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

  At December 31, 1997 and 1996, the Company's balance sheet included undiscounted accruals for environmental remediation costs, including ongoing compliance, maintenance and monitoring costs, of $34 million. The Company paid $1.3 million and $1.8 million for environmental cleanup in 1997 and 1996, respectively. The Company believes that amounts paid in 1997 and 1996 are representative of the Company's future annual environmental clean up costs and anticipates expenditures relating to costs currently accrued to be made over the next 15 years.

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

 Year 2000 Compliance

  The Company is engaged in a comprehensive project to modify its computer software for year 2000 compliance. Based on current estimates, spending to upgrade or replace the Company's software or systems related to year 2000 compliance is not expected to exceed $5 million through 1999. Although it is not possible to quantify the impacts year 2000 compliance issues will have on customers or suppliers, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

 New Accounting Pronouncements

  During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards effective for periods beginning after December 15, 1997: "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income. SFAS No. 131 establishes standards for reporting information about operating segments, along with related disclosures about products, services, geographic areas and major customers, based on the Company's disaggregation of an entity for internal operating decisions. The Company's reportable business segments are currently aligned with its internal business units.

 Relationship with Johns Manville Corporation

  The Company is a wholly owned subsidiary of Johns Manville Corporation. Accordingly, Johns Manville Corporation could cause the Company to pay dividends, subject to the terms of the Senior Notes indenture, certain other contractual limitations and applicable law.

  In connection with the public offering of the Senior Notes during 1994, the Company and Johns Manville Corporation entered into a Corporate Agreement that, among other things, prohibits the Company and certain of its subsidiaries from issuing any capital stock or rights, warrants or options to purchase their capital stock (collectively, "Capital Stock Rights") without the approval of Johns Manville Corporation's Board of Directors. In addition, the Corporate Agreement prohibits the Company and certain of its subsidiaries from issuing any of their Capital Stock Rights if, immediately after such issuance, the Company or any of such subsidiaries would no longer be a member of the Johns Manville Corporation consolidated federal income tax group. Johns Manville Corporation has agreed with the Manville Personal Injury Settlement Trust (the "Trust") that, without the consent of the Trust, Johns Manville Corporation will not waive any provisions of the Corporate Agreement.

  Also in connection with the public offering of the Senior Notes, the Company and Johns Manville Corporation entered into a Tax Sharing Agreement that provides that as long as the Company and Johns Manville Corporation are included in the same consolidated tax group, the Company will pay to Johns Manville Corporation amounts equal to the U.S. federal and state income taxes (for states requiring consolidated or combined income tax returns) that the Company would otherwise have to pay if it were to file separate returns, and that Johns Manville Corporation has the authority to make tax elections for the Company. U.S. federal and state income taxes paid to Johns Manville Corporation for 1997, 1996 and 1995 totaled $53.2 million, $52.5 million and $50.4 million, respectively.

  In addition, the Company and Johns Manville Corporation entered into certain agreements that formalized various relationships between the two companies. Principal among these are an Intercompany Agreement by which Johns Manville Corporation provides certain management services to the Company for a fee and a Treasury Management Agreement by which Johns Manville Corporation provides certain financial services for a fee. Fees for the cost of such services are based on actual costs incurred, estimates of time spent to provide such services and other appropriate bases that management believes to be reasonable and representative of the services provided. Prior to 1997, charges for services received were included in services provided by parent in the Consolidated Statement of Income. During 1996, Johns Manville Corporation divested its investment in Riverwood International Corporation (the "Riverwood Disposition"). In connection with the Riverwood Disposition, certain management and financial services maintained by Johns Manville Corporation were reorganized and transferred to the Company, and are now reflected as selling, general and administrative expenses. Expenses incurred by the Company under the terms of the Intercompany Agreement and the Treasury Management Agreement for services provided by Johns Manville Corporation totaled $7 million and $11.8 million for the years ended December 31, 1996 and 1995, respectively.

  The Company believes that its current cash position, cash generated from operations, and funds available under the Receivables Facility and foreign working capital facilities will enable it to satisfy debt service requirements, ongoing capital spending and capacity expansion programs and other ongoing operating costs. However, the Company may need to access capital markets to pay the principal of its Senior Notes or in connection with possible significant future acquisitions.

FORWARD-LOOKING STATEMENTS

  This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning (i) the Company's estimates concerning nonrecurring charges taken in 1996, (ii) the Company's expectations as to contingencies related to phenolic roofing insulation and environmental liabilities, (iii) adverse effects on operating earnings of capacity-related and other competitive pressures in most of the Company's businesses, particularly residential insulation, (iv) expected benefits from the continuing integration of acquisitions and capacity expansions, (v) the Company's expectations concerning levels of capital spending and funding of current operations, debt service, dividends and future acquisitions and (vi) the Company's estimates concerning year 2000 compliance issues, constitute such forward-looking statements. See "Liquidity and Capital Resources."

  Forward-looking statements of the Company are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in such statements. Important factors relating to such risks and uncertainties are set forth below.

  Factors that could affect the forward-looking statements generally are related to demand for the Company's products and to overall capacity levels in the industry. Demand for such products is generally cyclical and is influenced by macroeconomic factors that affect demand in residential and commercial construction and replacement markets and demand from original equipment manufacturers, including the general rate of inflation, interest rates, employment rates and overall consumer confidence. Approximately 75 percent of the Company's annual sales are made to customers in commercial/industrial markets, while the remainder are to residential construction markets.

  Overall capacity levels in the industry directly affect prices for the Company's products. Other factors that may affect prices include the overall competitive environment in which the Company operates, the availability and pricing of raw materials, rates of technological development and changes in productivity. In addition, overall demand for the Company's products could be affected by the factors described in "BUSINESS-Occupational Health and Safety Aspects of the Company's Products" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  Factors relating to the Company's estimates concerning nonrecurring charges are discussed in "Results of Operations." For a discussion of factors concerning contingencies related to phenolic roofing insulation, environmental matters and year 2000 compliance, see "Liquidity and Capital Resources-Contingent Product Liability, Environmental Contingencies, and Year 2000 Compliance."

  Other factors also could affect the Company's expected levels of capital spending and funding of current operations, debt service and dividends, including, without limitation, the contingencies and commitments discussed in the Company's financial statements included in this report for the year ended December 31, 1997. In addition, the Company's ability to make future acquisitions depends upon the ability of the Company to identify and reach agreement with viable acquisition candidates and the availability of sources of financing for such acquisitions on terms which are acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Consolidated Balance Sheet, December 31, 1997 and 1996...................  20
Consolidated Statement of Income, for each of the three years in the period ended December 31, 1997..........................................  21
Consolidated Statement of Cash Flows, for each of the three years in the period ended December 31, 1997..........................................  22
Consolidated Statement of Stockholder's Equity, for each of the three years in the period ended December 31, 1997.............................  23
Notes to Consolidated Financial Statements...............................  24
Report of Independent Accountants........................................  45
Selected Quarterly Financial Data, for each of the two years in the period ended December 31, 1997 (Unaudited)..............................  46

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
ASSETS
Current Assets
 Cash and equivalents................................... $  107,682 $  138,216
 Marketable securities, at cost, which approximates
  market................................................     14,699      2,698
 Receivables............................................    221,747    229,585
 Inventories............................................    127,061    101,041
 Receivable from Parent.................................      6,408     28,176
 Prepaid expenses.......................................      7,407      6,590
 Deferred tax assets....................................     33,632     31,063
                                                         ---------- ----------
    Total Current Assets................................    518,636    537,369
Property, Plant and Equipment, net......................    797,759    769,968
Receivable from Parent..................................     10,686     10,115
Goodwill................................................    202,844    127,994
Other Assets............................................    203,596    222,095
                                                         ---------- ----------
    Total Assets........................................ $1,733,521 $1,667,541
                                                         ========== ==========
LIABILITIES
Current Liabilities
 Short-term debt........................................ $    1,767 $   31,748
 Accounts payable.......................................    116,262    121,099
 Compensation and employee benefits.....................     82,881    102,136
 Income taxes...........................................      4,102     15,863
 Other accrued liabilities..............................     72,730     50,049
                                                         ---------- ----------
    Total Current Liabilities...........................    277,742    320,895
Long-Term Debt, less current portion....................    436,474    410,658
Notes Payable to Parent.................................    107,453     80,000
Deferred Income Taxes...................................     42,175     41,242
Postretirement Benefits Other than Pensions.............    197,336    199,473
Other Noncurrent Liabilities............................    265,842    292,608
                                                         ---------- ----------
    Total Liabilities...................................  1,327,022  1,344,876
                                                         ---------- ----------
Commitments and Contingencies (Notes 2, 6, 15 and 16)

STOCKHOLDER'S EQUITY
Common Stock, $1 par value; 100 shares authorized,
 issued and outstanding.................................
Capital in Excess of Par Value..........................     80,869     80,869
Retained Earnings.......................................    316,343    215,125
Cumulative Currency Translation Adjustment..............      9,287     26,671
                                                         ---------- ----------
    Total Stockholder's Equity..........................    406,499    322,665
                                                         ---------- ----------
    Total Liabilities and Stockholder's Equity.......... $1,733,521 $1,667,541
                                                         ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                           (IN THOUSANDS OF DOLLARS)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Net Sales................................... $1,647,645  $1,552,429  $1,391,522
Cost of Sales...............................  1,216,135   1,111,811     993,111
Selling, General and Administrative.........    162,511     153,278     122,902
Research, Development and Engineering.......     31,174      32,663      29,979
Services Provided by Parent.................                  6,966      11,793
Nonrecurring Charges........................                 49,156
Other Income (Expense), net.................    (12,150)       (574)    (17,787)
                                             ----------  ----------  ----------
Income from Operations......................    225,675     197,981     215,950
Interest Income.............................      7,267       8,692       9,481
Interest Expense............................     47,764      44,610      43,963
Interest Expense-Parent.....................      8,196       3,235       2,223
                                             ----------  ----------  ----------
Income before Income Taxes..................    176,982     158,828     179,245
Income Tax Expense..........................     75,764      69,884      77,016
                                             ----------  ----------  ----------
Net Income.................................. $  101,218  $   88,944  $  102,229
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................  $  101,218  $   88,944  $  102,229
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...........      80,163      70,898      63,085
  Deferred taxes..........................      16,840     (14,680)      4,348
  Product guarantee income................       4,961       8,651       9,352
  Provision for furnace rebuilds..........      11,264       8,270       8,349
  Pension and postretirement benefits
   expense................................       6,334      11,126      20,613
  Nonrecurring charges....................                  49,870
  Other, net..............................       7,152      17,360      17,033
Changes in current assets and liabilities:
 Receivables..............................      23,101       8,137        (568)
 Inventories..............................     (18,423)     (2,680)    (19,327)
 Prepaid expenses.........................      (1,494)     (1,276)      1,071
 Receivable from Parent...................      (2,590)      6,114      (3,754)
 Accounts payable.........................      (3,841)     (5,288)       (731)
 Compensation and employee benefits.......      (9,648)     (9,160)    (10,888)
 Income taxes.............................     (26,560)      3,364       1,644
 Other accrued liabilities................      23,564     (21,952)        977
Changes in noncurrent liabilities:
 Postretirement benefits other than
  pensions................................     (15,137)    (16,347)    (19,742)
 Other noncurrent liabilities.............     (45,946)    (15,774)    (12,965)
                                            ----------  ----------  ----------
Net Cash Provided by Operating
 Activities...............................     150,958     185,577     160,726
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
 equipment................................     (90,528)   (102,973)   (111,066)
Acquisitions..............................    (136,521)   (153,113)
Proceeds from sales of assets.............       9,350      14,055       2,023
Purchases of available-for-sale marketable
 securities...............................                  (4,986)     (6,082)
Purchases of held-to-maturity marketable
 securities...............................     (14,042)     (8,774)    (55,519)
Proceeds from sales of available-for-sale
 marketable securities....................         286       6,082
Proceeds from maturities of held-to-
 maturity marketable securities...........       2,538      26,446      58,356
(Increase) decrease in other assets.......      28,829         (40)     (6,342)
                                            ----------  ----------  ----------
Net Cash Used in Investing Activities.....    (200,088)   (223,303)   (118,630)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt-external.................      56,636          63       6,622
Issuance of debt-Parent...................      30,000      55,000
Payments on debt-external.................     (61,170)    (18,109)     (1,756)
Payments on debt-Parent...................      (2,547)
                                            ----------  ----------  ----------
Net Cash Provided by Financing
 Activities...............................      22,919      36,954       4,866
                                            ----------  ----------  ----------
Effect of Exchange Rate Changes on Cash...      (4,323)     (1,340)        (62)
                                            ----------  ----------  ----------
Net Increase (Decrease) In Cash And
 Equivalents..............................     (30,534)     (2,112)     46,900
Cash and Equivalents at Beginning of
 Year.....................................     138,216     140,328      93,428
                                            ----------  ----------  ----------
Cash and Equivalents at End of Year.......  $  107,682  $  138,216  $  140,328
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                      CUMULATIVE
                                 CAPITAL IN            CURRENCY       TOTAL
                                 EXCESS OF  RETAINED  TRANSLATION STOCKHOLDER'S
                                 PAR VALUE  EARNINGS  ADJUSTMENT     EQUITY
                                 ---------- --------  ----------- -------------
BALANCES AT DECEMBER 31, 1994...  $57,082   $ 24,439   $ 26,419     $107,940
Net income for the year.........             102,229                 102,229
Currency translation............                          6,265        6,265
                                  -------   --------   --------     --------
BALANCES AT DECEMBER 31, 1995...   57,082    126,668     32,684      216,434
Net income for the year.........              88,944                  88,944
Currency translation............                         (6,013)      (6,013)
Dividends to Parent.............                (487)                   (487)
Contribution from Parent........   23,787                             23,787
                                  -------   --------   --------     --------
BALANCES AT DECEMBER 31, 1996...   80,869    215,125     26,671      322,665
Net income for the year.........             101,218                 101,218
Currency translation............                        (17,384)     (17,384)
                                  -------   --------   --------     --------
BALANCES AT DECEMBER 31, 1997...  $80,869   $316,343   $  9,287     $406,499
                                  =======   ========   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Johns Manville International Group, Inc. (the "Company"), a wholly owned subsidiary of Johns Manville Corporation, manufactures and markets building and equipment insulation, commercial/industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. The Company estimates that approximately 75 percent of its annual sales are to commercial/industrial markets, while the remainder are to residential construction markets. The Company's products are sold to contractors, mass merchants, wholesale distributors and fabricators throughout North America, Europe and Asia.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Johns Manville International Group, Inc. and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

 Use of Estimates

  The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements, including disclosures of contingent liabilities.

 Cash and Equivalents

  Cash and equivalents include money market mutual funds, time deposits and marketable securities with original maturities of three months or less.

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

 Related Party Transactions

  The Company receives certain services from and provides various other services to Johns Manville Corporation. Fees for the cost of such services are based on actual costs incurred, estimates of time spent to provide such services and other appropriate bases that management believes to be reasonable and representative of the services provided. Since the companies maintain certain administrative functions for the benefit of both entities, management is unable to differentiate between the amount allocated and the amount that would have been incurred on a stand-alone basis. Prior to 1997, charges for services received were included in services provided by parent in the Consolidated Statement of Income. During 1996, certain management and financial services previously provided by Johns Manville Corporation were reorganized and transferred to the Company, and are now reflected as selling, general and administrative expenses (see Note 6).

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

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

 Goodwill

  Goodwill associated with acquisitions in excess of fair value of net assets acquired is amortized on a straight-line basis generally over 20 years. The Company evaluates the recoverability of goodwill through its ongoing strategic planning process.

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

 Revenue Recognition

  The Company recognizes revenue from product sales upon shipment. The Company estimates and records provisions for cash discounts, customer incentives, sales returns, allowances and original warranties in the period the sale is reported, based on its experience.

  The Company also sells extended roofing product guarantees for periods of 10 to 20 years. These extended guarantees cover the water tightness of roofing systems resulting from defects in materials or deficiencies in workmanship. Revenue on these product guarantees is recognized over the contract period in proportion to costs incurred.

 Workers' Compensation

  The Company accrues a liability for workers' compensation claims at present value, due to the fixed and determinable nature of the claim payments, based upon an evaluation of historical claims data and expected future claims. In addition, the Company records a receivable at present value for the portion of outstanding claims covered by third-party insurers.

 Income Taxes

  The U.S. entities of the Company are members of the Johns Manville Corporation affiliated group of corporations, which file a consolidated federal income tax return and certain consolidated state income tax returns. For all periods presented, the Company's U.S. federal tax liability and certain state tax liabilities have been computed as if these U.S. entities were filing a separate consolidated return using elections generally consistent with those employed by Johns Manville Corporation. In addition, certain state and local tax liabilities have been computed as if the Company's U.S. entities were not a member of the Johns Manville Corporation affiliated group. Pursuant to the terms of a tax sharing agreement with Johns Manville Corporation (the "Tax

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Sharing Agreement"), beginning in 1994, the Company's U.S. federal and consolidated state tax obligations were paid to Johns Manville Corporation. The Company and Johns Manville Corporation have also agreed that any material assessments that will result in a future taxable benefit to the Company (as determined by Johns Manville Corporation) and attributable to open tax years beginning before January 1, 1994 will be paid by the Company.

 Reclassifications

  Certain prior year information has been reclassified to conform with the current year presentation.

NOTE 2-FINANCIAL INSTRUMENTS

  The Company has had limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign exchange forward contracts to hedge against currency fluctuations on certain material foreign currency exposures and records a receivable/payable which is classified consistently with the related outstanding foreign currency exposure. The Company did not have any forward contracts outstanding at December 31, 1997 or 1996.

  Gains and losses on foreign currency transactions and forward exchange contracts are included in other income (expense), net, for the period in which the exchange rate changes. The discount or premium on forward contracts is accounted for separately from the gain or loss on the contracts and is amortized to other income (expense), net, over the life of the contract.

  The Company had outstanding letters of credit totaling $15.4 million and $15.1 million as of December 31, 1997 and 1996, respectively. Letters of credit are primarily collateralized by cash.

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

  At December 31, 1997, the Company held investments in debt securities that were classified as held-to-maturity with an amortized cost basis of $49.9 million, which approximated fair value. The Company's investments in held-to-maturity debt securities at December 31, 1997 were classified on the balance sheet as cash equivalents of $26 million, marketable securities of $14.7 million and other assets of $9.2 million, depending upon the nature and maturity of the investments. Of these securities, $40.7 million had contractual maturities within one year; the remainder mature in one to five years. Additionally, at December 31, 1997, the Company had investments in available-for-sale debt securities that were classified on the balance sheet as other assets of $4.7 million. The amortized cost basis of these securities approximated fair value. Of these securities, all have contractural maturities of one to five years.

  At December 31, 1996, the Company held investments in debt securities that were classified as held-to-maturity with an amortized cost basis of $106 million, which approximated fair value. The Company's investments in held-to-maturity debt securities at December 31, 1996, were classified on the balance sheet as

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash equivalents of $93.7 million, marketable securities of $2.7 million and other assets of $9.6 million, depending upon the nature and maturity of the investments. Of these securities, $96.2 million had contractual maturities within one year; the remainder mature in one to five years. Additionally, at December 31, 1996, the Company had investments in available-for-sale debt securities that were classified on the balance sheet as other assets of $5 million. The amortized cost basis of these securities approximated fair value. Of these securities, $4.9 million had contractual maturities of one to five years; the remainder mature in less than one year.

  During 1997 and 1996, the Company sold securities that had been classified as available-for-sale, resulting in proceeds of $0.3 million and $6.1 million, respectively, which approximated carrying value.

NOTE 3-RECEIVABLES

                                                       (IN THOUSANDS OF DOLLARS)
                                                           1997         1996
                                                       ------------ ------------
   Trade.............................................. $    237,743 $    242,530
   Less allowances....................................       36,780       30,016
                                                       ------------ ------------
                                                            200,963      212,514
   Other..............................................       20,784       17,071
                                                       ------------ ------------
                                                       $    221,747 $    229,585
                                                       ============ ============

  Included in allowances are doubtful accounts of $6 million and $7.6 million at December 31, 1997 and 1996, respectively. The Company generally requires no collateral on receivables. The provision for doubtful accounts charged
(credited) to costs and expenses was $(0.2) million for 1997, $1.1 million for 1996, and $0.8 million for 1995.

NOTE 4-INVENTORIES

                                                       (IN THOUSANDS OF DOLLARS)
                                                           1997         1996
                                                       ------------ ------------
   Finished goods..................................... $     82,082 $     60,456
   Work-in-process....................................       10,869        8,472
   Raw materials......................................       25,410       23,383
   Supplies...........................................        8,700        8,730
                                                       ------------ ------------
                                                       $    127,061 $    101,041
                                                       ============ ============

  Inventories in the amounts of $23.4 million, and $29.5 million at December 31, 1997 and 1996, respectively, were valued using FIFO. The balance of the inventories was valued using LIFO. The excess of current values over amounts for financial reporting purposes was $53.8 million and $51.5 million at December 31, 1997 and 1996, respectively.

NOTE 5-PROPERTY, PLANT AND EQUIPMENT, NET

                                                      (IN THOUSANDS OF DOLLARS)
                                                          1997         1996
                                                      ------------ ------------
   Land and improvements............................. $     50,189 $     47,977
   Buildings.........................................      246,175      237,132
   Machinery and equipment...........................    1,141,106    1,113,341
                                                      ------------ ------------
                                                         1,437,470    1,398,450
   Less accumulated depreciation.....................      639,711      628,482
                                                      ------------ ------------
                                                      $    797,759 $    769,968
                                                      ============ ============

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-RELATED PARTY TRANSACTIONS

 Stock Compensation Plans

  Certain executives and other eligible employees of the Company participated in Johns Manville Corporation stock compensation plans, which grant deferred stock rights, restricted stock and options to purchase shares of Johns Manville Corporation stock. On July 1, 1997, Johns Manville Corporation introduced a noncompensatory employee stock ownership plan for its worldwide employees. The plan enables the Company's employees to purchase stock directly from the market and through savings plans. In addition, approximately 1.6 million options were granted to employees at $12.19 per share. These options vest through July 1, 2002 and expire on December 31, 2002. The Company's share of compensation expense recognized for stock-based compensation was $1.7 million, $1.5 million and $0.6 million in 1997, 1996 and 1995, respectively.

  At December 31, 1997, 5.5 million options to purchase shares of Johns Manville Corporation common stock were outstanding. The options were issued at exercise prices ranging from $9.88 to $15.55. The substantial majority of the options, other than those granted under the noncompensatory plan, vested by December 31, 1997 and expire on December 31, 2005. The Company accounts for compensation expense related to the options under APB Opinion 25 and related interpretations and, since the exercise prices on the grant date equaled or exceeded market prices on grant dates, no compensation expense was recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in 1995, and if fully adopted, changes, among other things, the methods for recognition of expense on plans involving Johns Manville Corporation's stock options. Recognition of compensation under SFAS No. 123 is optional; however, pro forma disclosures as if the Company adopted expense recognition under SFAS No. 123 beginning in 1996 are required. Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with SFAS No. 123, the Company's net income for the years ended December 31, 1997 and 1996 would have been reduced to the following pro forma amounts (in thousands of dollars):

                                                     1997    1996
                                                   -------- -------
        Net Income-As reported.................... $101,218 $88,944
        Pro forma................................. $ 97,412 $86,008

  The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used for options granted in 1997 were: dividend yield of $0.16 per share; expected volatility of 31.4 percent; a risk free rate of return of 6.3 percent and an expected life of the options of 4.5 years. The weighted average assumptions used for options granted in 1996 were: dividend yield of $0.12 per share; expected volatility of 32 percent; a risk free rate of return of 6.6 percent and an expected life of the options of four years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Additional awards in future years are possible.

 Notes Payable to Parent

  In 1997, the Company refinanced $30 million of debt assumed in connection with 1996 acquisitions by executing a note payable to Johns Manville Corporation, of which $2.5 million was repaid.

  During 1996, the Company executed a $50 million note payable to Johns Manville Corporation, due October 1, 1998. The proceeds were used to partially finance the acquisition of NRG Barriers, Inc. Also during 1996, $5 million was advanced to the Company to pay off debt to third parties.

  Interest rates charged on intercompany debt with Johns Manville Corporation are generally at LIBOR plus .75 percent or at prime rate.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Intercompany Agreements

  The Company is a wholly owned subsidiary of Johns Manville Corporation. Accordingly, Johns Manville Corporation could cause the Company to pay dividends, subject to the terms of the Senior Notes indenture, certain other contractual limitations and applicable law.

  In connection with the public offering of the Senior Notes during 1994, the Company and Johns Manville Corporation entered into a Corporate Agreement that, among other things, prohibits the Company and certain of its subsidiaries from issuing any capital stock or rights, warrants or options to purchase their capital stock (collectively, "Capital Stock Rights") without the approval of Johns Manville Corporation's Board of Directors. In addition, the Corporate Agreement prohibits the Company and certain of its subsidiaries from issuing any of their Capital Stock Rights if, immediately after such issuance, the Company or any of such subsidiaries would no longer be a member of Johns Manville Corporation consolidated federal income tax group. Johns Manville Corporation has agreed with the Manville Personal Injury Settlement Trust (the "Trust") that, without the consent of the Trust, Johns Manville Corporation will not waive any provisions of the Corporate Agreement.

  Also in connection with the public offering of the Senior Notes, the Company and Johns Manville Corporation entered into a Tax Sharing Agreement that provides that as long as the Company and Johns Manville Corporation are included in the same consolidated tax group, the Company will pay to Johns Manville Corporation amounts equal to the U.S. federal and state income taxes (for states requiring consolidated or combined income tax returns) that the Company would otherwise have to pay if it were to file separate returns, and that Johns Manville Corporation has the authority to make tax elections for the Company. Amounts paid to Johns Manville Corporation for 1997 and 1996 U.S. federal and state income taxes totaled $53.2 million and $52.5 million, respectively.

  In addition, the Company and Johns Manville Corporation entered into certain agreements that formalized various relationships between the two companies. Principal among these are an Intercompany Agreement by which Johns Manville Corporation provides certain management services to the Company for a fee and a Treasury Management Agreement by which Johns Manville Corporation provides certain financial services for a fee. Fees for the cost of such services are based on actual costs incurred, estimates of time spent to provide such services and other appropriate bases that management believes to be reasonable and representative of the services provided. Cash settlements are made for all products or services provided and/or received, with interest accruing at the prime rate on past due balances. Amounts payable or receivable for transactions with Johns Manville Corporation have been reported as a current payable or receivable on the Consolidated Balance Sheet. Prior to 1997, charges for services received were included in services provided by parent in the Consolidated Statement of Income. During 1996, Johns Manville Corporation divested its investment in Riverwood International Corporation (the "Riverwood Disposition"). In connection with the Riverwood Disposition, certain management and financial services maintained by Johns Manville Corporation were reorganized and transferred to the Company, and are now reflected as selling, general and administrative expenses. Expenses incurred by the Company under the terms of the Intercompany Agreement and the Treasury Management Agreement for services provided by Johns Manville Corporation totaled $7 million and $11.8 million for the years ended December 31, 1996 and 1995, respectively.

 Other related party transactions

  During 1996, the Company advanced $23.8 million to Johns Manville Corporation to acquire Nord Bitumi U.S., Inc. which Johns Manville Corporation subsequently contributed to the Company. The contribution was accounted for as an increase in the Company's stockholder's equity. The advance, included in current receivable from parent at December 31, 1996, was repaid in February 1997. Johns Manville Corporation maintains an escrow account on behalf of the Company for its workers' compensation surety bonds which is reported as a

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term receivable from parent in the consolidated balance sheet of $10.7 million and $10.1 million at December 31, 1997 and 1996, respectively.

NOTE 7-INCOME TAXES

  Income taxes payable consists of the following:

                                                     (IN THOUSANDS OF DOLLARS)
                                                         1997         1996
                                                     ------------ -------------
   U.S. federal and foreign income taxes............ $      3,724 $      13,998
   State and local taxes............................          378           615
   Deferred income taxes............................                      1,250
                                                     ------------ -------------
                                                     $      4,102 $      15,863
                                                     ============ =============

  The current receivable from parent at December 31, 1997 and 1996 included $6.4 million and $3.2 million, respectively, for the overpayment of the Company's 1997 and 1996 federal and state income tax obligations paid to Johns Manville Corporation under the terms of the Tax Sharing Agreement.

  The approximate tax effect of the temporary differences giving rise to the net deferred tax asset is follows:

                                                     (IN THOUSANDS OF DOLLARS)
                                                         1997         1996
                                                     ------------ ------------
   U.S. Deferred Tax Assets:
     Employee benefit accruals...................... $    101,830 $    108,006
     Reserves.......................................       51,023       56,251
     Provision for furnace rebuilds.................        9,625        7,805
     Capitalized research, development and
      engineering...................................        7,239
     Deferred state and local taxes.................        6,552        7,488
     Accounts receivable allowances.................        3,677        3,830
     Other..........................................        9,818        9,111
                                                     ------------ ------------
       Total U.S. Deferred Tax Assets...............      189,764      192,491
   Foreign Deferred Tax Assets......................        2,547          842
                                                     ------------ ------------
       Total Deferred Tax Assets....................      192,311      193,333
                                                     ------------ ------------
   U.S. Deferred Tax Liabilities:
     Property, plant and equipment..................      100,695       97,688
     Prepaid pension asset..........................       45,342       45,821
     Other..........................................        6,710        6,675
                                                     ------------ ------------
       Total U.S. Deferred Tax Liabilities..........      152,747      150,184
                                                     ------------ ------------
   Net Deferred Tax Asset........................... $     39,564 $     43,149
                                                     ============ ============

  The Company believes, based upon its past earnings, forecasts of future earnings and potential tax planning strategies that as of December 31, 1997 and 1996, all of the deferred tax assets will be realized. Accordingly, a valuation allowance has not been provided.

  Deferred income tax liabilities of $42.2 million and $41.2 million as of December 31, 1997 and 1996, respectively, related to foreign operations and were primarily attributable to temporary differences on property, plant and equipment.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The U.S. and foreign components of income before income taxes consist of the following:

                                                      (IN THOUSANDS OF DOLLARS)
                                                        1997     1996     1995
                                                      -------- -------- --------
   U.S. ............................................. $137,779 $110,885 $136,878
   Foreign...........................................   39,203   47,943   42,367
                                                      -------- -------- --------
                                                      $176,982 $158,828 $179,245
                                                      ======== ======== ========

  The provision for income tax expense (benefit) on income before income taxes consists of the following:

                                                    (IN THOUSANDS OF DOLLARS)
                                                     1997      1996       1995
                                                   --------  ---------  --------
   Current:
     U.S. federal................................. $ 33,331  $  48,274  $ 46,281
     U.S. state and local.........................    7,975     11,798     9,784
     Foreign......................................   17,618     24,492    16,603
                                                   --------  ---------  --------
                                                     58,924     84,564    72,668
                                                   --------  ---------  --------
   Deferred:
     U.S. ........................................   18,313     (8,705)    2,252
     Foreign......................................   (1,473)    (5,975)    2,096
                                                   --------  ---------  --------
                                                     16,840    (14,680)    4,348
                                                   --------  ---------  --------
                                                   $ 75,764  $  69,884  $ 77,016
                                                   ========  =========  ========

  The effective tax rate on income before income taxes differs from the U.S. federal statutory income tax rate for the following reasons:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Percent of Pre-tax Income:
   U.S. federal statutory rate................................ 35.0% 35.0% 35.0%
   Increase resulting from:
     U.S. state and local taxes, net of federal benefit.......  3.5   3.8   3.8
     Foreign income taxed at higher rates.....................  2.2   2.4   3.3
     Other, net...............................................  2.1   2.8   0.9
                                                               ----  ----  ----
                                                               42.8% 44.0% 43.0%
                                                               ====  ====  ====

  Undistributed earnings intended to be reinvested indefinitely by the foreign subsidiaries totaled $187.3 million at December 31, 1997. The determination of the deferred tax liability related to these undistributed earnings is not practicable. Accordingly, no U.S. deferred income tax has been recorded.

NOTE 8-PENSIONS

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

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 U.S. Pension Plans

  Substantially all of the Company's U.S. employees are covered by noncontributory defined benefit pension plans. Pension benefits are based primarily on years of service and the employee's compensation or pension rate near retirement. The Company's funding policy is to contribute funds to a trust as necessary to at least meet the minimum funding requirements of the Internal Revenue Code. Plan assets are invested primarily in equity and fixed income securities.

 (A) Pension Expense (Income):

  The Company's pension expense (income) related to the U.S. defined benefit pension plans for the years ended December 31 consists of the following:

                                                 (IN THOUSANDS OF DOLLARS)
                                                  1997      1996      1995
                                                --------  --------  ---------
   Service cost-benefits earned during the
    year....................................... $  7,633  $  7,971  $   6,436
   Interest cost on projected benefit
    obligation.................................   45,206    43,689     45,460
   Estimated return on assets:
     Actual (gain) loss........................  (87,412)  (46,263)  (145,180)
     Deferred gain (loss)......................   32,552    (6,033)   100,928
   Net amortization............................   (6,494)   (3,558)    (4,212)
                                                --------  --------  ---------
     Total pension expense (income)............ $ (8,515) $ (4,194) $   3,432
                                                ========  ========  =========

  Assumptions used in determining the pension expense (income) for the years ended December 31 are as follows:

                                                               1997  1996  1995
                                                               ----- ----- -----
   Discount rates............................................. 7.50% 7.00% 9.00%
   Rates of increase in future compensation levels............ 5.50% 5.50% 6.50%
   Expected long-term rates of return on assets............... 8.25% 8.00% 8.00%

 (B) Funded Status:

  The funded status of the Company's defined benefit plans covering U.S. employees as of December 31 is as follows:

                                                   (IN THOUSANDS OF DOLLARS)
                                                       1997          1996
                                                   ------------  ------------
   Actuarial present value of:
     Vested benefit obligation.................... $    595,537  $    575,851
                                                   ============  ============
     Accumulated benefit obligation............... $    624,017  $    602,370
                                                   ============  ============
     Projected benefit obligation................. $    640,858  $    621,842
   Plan assets at fair value......................      740,413       682,788
                                                   ------------  ------------
   Plan assets in excess of projected benefit
    obligation....................................       99,555        60,946
   Unrecognized net loss..........................       30,094        66,391
   Unrecognized prior service costs...............       11,520        12,431
   Unrecognized transition adjustment.............      (11,981)      (19,585)
                                                   ------------  ------------
   Prepaid pension asset.......................... $    129,188  $    120,183
                                                   ============  ============

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The projected benefit obligations for the U.S. plans were determined in 1997 and 1996 using a discount rate of 7.5 percent and rates of increase in future compensation levels for salary-related plans of 5.5 percent. The Company utilizes a discount rate based on available high-quality corporate bonds. The vested U.S. benefit obligation was calculated on the benefits the employees are entitled to receive if they were to separate immediately.

 German Pension Plan

  The German plan is noncontributory and is unfunded. The pension or termination benefits are based primarily on years of service and the employee's compensation.

 (A) Pension Expense:

  The pension expense, determined using a discount rate of seven percent and a rate of increase in future compensation of five percent each year, for the years ended December 31 consists of the following:

                                                    (IN THOUSANDS OF DOLLARS)
                                                      1997      1996     1995
                                                    --------  -------- --------
   Service cost-benefits earned during the year.... $    567  $    881 $    909
   Interest cost on projected benefit obligation...    1,529     1,861    1,869
   Net amortization................................      (34)      105      111
                                                    --------  -------- --------
     Total pension expense.........................   $2,062    $2,847   $2,889
                                                    ========  ======== ========

 (B) Funded Status:

  The status of the Company's unfunded German plan as of December 31 is as follows:

                                                     (IN THOUSANDS OF DOLLARS)
                                                         1997          1996
                                                     ------------  ------------
   Actuarial present value of:
     Vested benefit obligation...................... $     21,335  $     24,691
                                                     ============  ============
     Accumulated benefit obligation................. $     22,309  $     25,861
                                                     ============  ============
     Projected benefit obligation................... $     23,421  $     28,204
   Unrecognized net gain............................        4,183         2,972
   Unrecognized transition adjustment...............         (633)         (863)
                                                     ------------  ------------
   Pension liability................................ $     26,971  $     30,313
                                                     ============  ============

  Projected benefit obligations were determined using a discount rate of seven percent for both 1997 and 1996. The rate of increase in future compensation levels for salary-related plans was four percent in 1997 and five percent in 1996. The vested benefit obligation is calculated on the benefits the employees are entitled to receive if the employees were to separate immediately.

 Voluntary Savings Plans

  The Company provides voluntary savings plans in which eligible U.S. employees of the Company may participate. Employees may make contributions of up to 16 percent of their compensation. The Company matches up to six percent of certain contributions at rates ranging from 15 percent to 100 percent depending on the Company's performance. Company contributions to the savings plans were $7.1 million in 1997, $7.2 million in 1996 and $7.1 million in 1995.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9-SHORT-TERM DEBT AND CREDIT FACILITIES

                                                     (IN THOUSANDS OF DOLLARS)
                                                         1997         1996
                                                     ------------ -------------
   Short-term borrowings............................ $      1,330 $      22,634
   Current portion of long-term debt................          437         9,114
                                                     ------------ -------------
                                                     $      1,767 $      31,748
                                                     ============ =============

  At December 31, 1997, the Company had $100 million available under a receivables sale facility (the "Receivables Facility") for its domestic short-term working capital requirements. Amounts available for borrowing under the Receivables Facility are based on the daily balance of certain outstanding trade accounts receivable, adjusted for various factors as defined under the terms of the Receivables Facility. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling $85 million, of which $51.9 million was available at December 31, 1997. These facilities are principally secured by the Company's equity ownership in certain international subsidiaries and joint ventures.

NOTE 10-COMPENSATION AND EMPLOYEE BENEFITS

                                                    (IN THOUSANDS OF DOLLARS)
                                                        1997         1996
                                                    ------------ -------------
   Vacation, compensation and payroll deductions... $     46,693 $      51,912
   Self insured medical and group life coverage....       32,805        34,812
   Other...........................................        3,383        15,412
                                                    ------------ -------------
                                                    $     82,881 $     102,136
                                                    ============ =============

NOTE 11-ALLOWANCE FOR FURNACE REBUILDS

  The activity in the allowance for furnace rebuilds, included in other noncurrent liabilities, for the years ended December 31 was as follows:

                                                     (IN THOUSANDS OF DOLLARS)
                                                         1997          1996
                                                     ------------  ------------
   Balance at beginning of year..................... $     22,300  $     22,405
   Provisions for estimated costs...................       11,264         8,270
   Rebuild expenditures.............................       (6,063)       (8,375)
                                                     ------------  ------------
                                                           27,501        22,300
   Less current portion.............................        8,881         1,947
                                                     ------------  ------------
                                                     $     18,620  $     20,353
                                                     ============  ============

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12-LONG-TERM DEBT

                                                       (IN THOUSANDS OF DOLLARS)
                                                           1997         1996
                                                       ------------ ------------
   UNSECURED
   Senior Notes with interest at 10.875%, payable
    2004.............................................  $    400,000 $    400,000
   COLLATERALIZED
   Revolving Credit facility with interest at LIBOR
    plus 1%, payable 1999............................        25,000
   Industrial revenue bonds with interest at floating
    rates, from 2% to 8.625%, payable through 2009,
    collateralized by a letter of credit, real
    property and equipment...........................         9,557       15,702
   Notes payable with interest from 5.98% to 8.13%,
    payable through 2007.............................         2,354        4,070
                                                       ------------ ------------
                                                            436,911      419,772
   Less current portion..............................           437        9,114
                                                       ------------ ------------
                                                       $    436,474 $    410,658
                                                       ============ ============

  In 1994, the Company issued $400 million of 10.875 percent Senior Notes, due 2004. Interest on these notes is payable semiannually. These notes may be redeemed on or after December 15, 1999 at prices ranging from 100 percent to 105 percent of the principal amount, plus accrued interest.

  Long-term debt maturities at December 31, 1997 are as follows:

                                (IN THOUSANDS OF DOLLARS)
            1998...............         $    437
            1999...............           25,274
            2000...............              239
            2001...............              989
            2002...............            2,318
            Thereafter.........          407,654
                                        --------
                                        $436,911
                                        ========

  The Company's agreements with its lenders contain a number of financial and general covenants. These include, among others, restrictions on borrowings, investments, stock issuances and repurchases, dividends and other distributions by the Company and restrictions on intercompany transactions including transfers of cash, and transactions with Johns Manville Corporation. As of December 31, 1997 and 1996, the maximum amount available for dividends to be paid to Johns Manville Corporation under debt covenants of the Senior Notes was approximately $250 million and $210 million, respectively. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At December 31, 1997, the Company was in compliance with these covenants.

  At December 31, 1997, the Company's long-term debt totaled $436.9 million and had an estimated fair value of $477.7 million. At December 31, 1996, the Company's long-term debt totaled $419.8 million and had an estimated fair value of $464.9 million. Generally, the fair value of the Company's long-term debt is an estimate based on quoted market prices, when available, or the discounted cash flow method.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13-OTHER POSTRETIREMENT BENEFITS

  Medical and life insurance coverage is provided to eligible U.S. and Canadian retirees of the Company and their dependents under defined benefit plans. The postretirement benefit expense for the years ended December 31 consists of the following:

                                                 (IN THOUSANDS OF DOLLARS)
                                                   1997      1996      1995
                                                 --------  --------  --------
   Service cost-benefits earned during the
    year........................................ $  1,377  $  1,352  $  1,538
   Interest cost on accumulated postretirement
    benefit obligation..........................   13,179    12,913    15,383
   Net amortization.............................   (1,556)   (1,552)   (2,433)
                                                 --------  --------  --------
     Total postretirement benefit expense....... $ 13,000  $ 12,713  $ 14,488
                                                 ========  ========  ========

  The postretirement benefit expense was calculated using a discount rate of
7.5 percent in 1997, seven percent in 1996 and nine percent in 1995.

  The Company's unfunded postretirement benefit obligation reconciled with the amounts shown in the Company's consolidated balance sheet as of December 31, 1997, is as follows:

                                                    (IN THOUSANDS OF DOLLARS)
                                                        1997         1996
                                                    ------------ ------------
   Actuarial present value of the accumulated
    postretirement benefit obligation:
     Retirees...................................... $    151,202 $    151,123
     Fully eligible plan participants..............       10,032        8,474
     Other active plan participants................       27,569       25,013
                                                    ------------ ------------
                                                         188,803      184,610
   Unrecognized net gain...........................        1,855        8,360
   Unrecognized prior service costs................       24,518       25,950
                                                    ------------ ------------
   Postretirement Benefit Obligation............... $    215,176 $    218,920
                                                    ============ ============

  The current portions of $17.8 million and $19.5 million of the postretirement benefit obligation were recorded in compensation and employee benefits as of December 31, 1997 and 1996, respectively. The accumulated postretirement benefit obligations were determined in 1997 and 1996 using a discount rate of 7.5 percent. The Company utilizes a discount rate based on available high-quality corporate bonds. For measurement purposes, a 5.9 percent annual rate of increase in the per capita cost of covered medical benefits was assumed for 1998; the rate was assumed to decrease gradually to
5.5 percent in 2002 and remain at that level thereafter.

  The Company's assumptions regarding the discount rate and annual rate of increase in the per capita cost of covered medical benefits are subject to prevailing economic conditions. Accordingly, the Company believes it is reasonably possible that a change in these assumptions may occur in the near term. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated benefit obligation as of December 31, 1997, by $7.5 million, and the aggregate of the service and interest cost components of the periodic cost for the year then ended by $0.6 million.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14-WORKERS' COMPENSATION

  The workers' compensation liability and related receivable at gross and present value at December 31 are:

                                                      (IN THOUSANDS OF DOLLARS)
                                                          1997         1996
                                                      ------------ ------------
     Workers' Compensation Liability:
       Gross.........................................     $117,917     $123,569
       Present value.................................       66,658       69,002
     Insurance Receivable:
       Gross.........................................     $  7,572     $  7,765
       Present value.................................        4,798        4,818

  The liability and receivable were measured using risk-free discount rates of 6 percent and 6.4 percent at December 31, 1997 and 1996, respectively, which reflect rates of return on available U.S. Treasury securities with maturities similar to the timing of expected claim payments. Although the Company is exposed to credit losses in the event of nonperformance by its insurers, the Company anticipates claims for insurance coverage will be fully satisfied.

  Discount rates of 6.4 percent, 6.2 percent and 8.2 percent were used to measure expense for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company expects to pay the following amounts for its workers' compensation obligations:

                                (IN THOUSANDS OF DOLLARS)
            1998...............         $  7,200
            1999...............            7,200
            2000...............            7,000
            2001...............            6,600
            2002...............            6,200
            Thereafter.........           83,717
                                        --------
                                        $117,917
                                        ========

NOTE 15-COMMITMENTS AND CONTINGENCIES

  Total rental expense was $12.5 million in 1997, $10.9 million in 1996 and $13.5 million in 1995.

  At December 31, 1997, minimum rental commitments of the Company under long-term, noncancelable operating leases are as follows:

                                (IN THOUSANDS OF DOLLARS)
            1998...............          $ 6,321
            1999...............            3,938
            2000...............            3,432
            2001...............            3,190
            2002 and
             thereafter........            7,620
                                         -------
                                         $24,501
                                         =======

  Minimum rental commitments of the Company have not been reduced by anticipated sublease income over the lease terms of approximately $2.4 million.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Pursuant to reimbursement agreements with the Company's liability carriers and former owner of the phenolic roofing insulation business, the Company has been reimbursed for a portion of historical costs incurred and is entitled to receive reimbursement for a substantial portion of future costs to be incurred by the Company for inspection and remediation.

  In 1996, the Company and a third party were named as defendants in two class action cases filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the U.S. with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

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

 Environmental Contingencies

  At December 31, 1997, the Company had remediation activities in progress at nine sites, out of a total of 19 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 24 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 24 sites, the Company's potential liability for 17 sites will be determined pursuant to the settlement agreement described in the following paragraph. The remaining seven sites are not subject to the agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites.

  In 1994, the U.S. government and Johns Manville Corporation settled certain litigation concerning the Company's disposal activities prior to consummation of Johns Manville Corporation's plan of reorganization. The settlement agreement, which was made an order of the court, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of Johns Manville Corporation's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the Environmental Protection Agency ("EPA") has incurred or may incur response

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs and which were used by the Company prior to consummation of Johns Manville Corporation's plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites and in the future the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

  At December 31, 1997 and 1996, the Company's balance sheet included undiscounted accruals for environmental remediation costs, including ongoing compliance, maintenance and monitoring costs, of $34 million. The Company paid $1.3 million and $1.8 million for environmental cleanup in 1997 and 1996, respectively. The Company believes that amounts paid in 1997 and 1996 are representative of the Company's future annual environmental cleanup costs and anticipates expenditures relating to costs currently accrued to be made over the next 15 years.

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

 Year 2000 Compliance

  The Company is engaged in a comprehensive project to modify its computer software for year 2000 compliance. Based on current estimates, spending to upgrade or replace the Company's software or systems related to year 2000 compliance is not expected to exceed $5 million through 1999. Although it is not possible to quantify the impacts year 2000 compliance issues will have on customers or suppliers, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

NOTE 16-NONRECURRING CHARGES

  In 1996, the Company recorded the following pretax nonrecurring charges totaling $49.2 million.

  The Company completed an evaluation of a manufacturing facility with both current and former operations and determined that its best course of action was closure of the facility. Consequently, the Company recorded nonrecurring charges of $41.7 million for the shutdown of current operations, demolition of facilities and site restoration, of which $30 million, $6.1 million and $5.6 million related to corporate and eliminations and the Insulation segment and the Roofing Systems segment, respectively. Of these charges, $7.5 million were noncash asset write-downs, and at December 31, 1997, $15.4 million was classified as other current liabilities. Upon completion of these actions, the Company intends to dispose of the remaining properties and does not expect to incur significant future monitoring and maintenance costs. The Company expects to fund the charges requiring cash outlays from existing cash balances and cash generated from operations. During 1997, the Company spent minimal amounts in preparation for demolition phases of the project. Pending federal and state regulatory agency approval, the final disposition will begin in 1998 and is expected to be substantially completed by 1999, with the majority of the liabilities settled during that time frame. The nonrecurring charges are based on estimates and, therefore, are subject to risks and uncertainties related to the Company's ability to secure agreements with third parties, relinquish the properties and obtain regulatory approvals to execute the actions described above. As a result, the Company believes it is reasonably possible that these estimates may be revised in the near-term. However, the impacts of such revisions, if any, are not expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The Company recorded additional 1996 nonrecurring charges (income) in the Insulation and the Engineered Products segments of $11.5 million and $(4) million, respectively, consisting of asset write-downs to estimated fair values in the automotive molded parts business, which was disposed of during 1997, and a gain on the sale of other manufacturing assets.

NOTE 17-OTHER INCOME (EXPENSE), NET

                                                   (IN THOUSANDS OF DOLLARS)
                                                     1997     1996      1995
                                                   --------  -------  --------
  Amortization of intangible assets............... $(10,516) $(4,528) $   (677)
  Pension and postretirement benefits.............   (2,068)  (3,791)   (6,456)
  Interest accretion on workers' compensation
   liabilities....................................   (3,072)  (3,567)   (2,921)
  Phenolic legal expenses.........................              (600)   (3,910)
  Settlement of pension plans.....................             7,216
  Write-off/disposition of nonproductive assets...                      (6,723)
  Other...........................................    3,506    4,696     2,900
                                                   --------  -------  --------
                                                   $(12,150) $  (574) $(17,787)
                                                   ========  =======  ========

  Pension and postretirement benefits are attributable to retirees of the Company's former business operations. Interest accretion on workers' compensation liabilities primarily relates to previous asbestos operations.

NOTE 18-SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest and taxes during each of the years ended December 31 was as follows:

                                                      (IN THOUSANDS OF DOLLARS)
                                                        1997     1996     1995
                                                      -------- -------- --------
   Interest paid to:
     Parent.......................................... $  7,109 $  2,051 $  2,226
     Others..........................................   48,622   44,327   44,301
   Taxes paid to:
     Parent.......................................... $ 53,183 $ 52,470 $ 50,352
     Others..........................................   31,271   23,038   15,327

NOTE 19-ACQUISITIONS

  During the third quarter of 1997, the Company acquired the roofing business of HPG International, Inc., a U.S. manufacturer of thermoplastic membranes. During the second quarter of 1997, the Company acquired the Mitex group of companies. Mitex is a manufacturer of fiber glass wall covering fabrics used primarily in commercial and industrial buildings, and has manufacturing facilities in Sweden and the United Kingdom. During the first quarter of 1997, the Company acquired the assets of Ergon Nonwovens, Inc., a U.S. manufacturer of synthetic meltblown nonwoven products. The Ergon and Mitex acquisitions are associated with the businesses of the Engineered Products segment.

  The combined purchase price for these acquisitions, accounted for under the purchase method, was $136.5 million, net of cash acquired, financed from existing cash balances and borrowings of $55 million from international credit facilities. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $84 million. These allocations were based on estimates and may be revised in the future.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In January 1998, the Company acquired the assets of Seal-Dry/USA, Inc., a U.S. manufacturer of reinforced thermoplastic roofing systems. Also in January 1998, the Company acquired a plant, associated with the Insulation segment, which manufactures calcium silicate pipe and block insulation, and fireproof board. Both acquisitions will be accounted for under the purchase method.

NOTE 20-NEW ACCOUNTING PRONOUNCEMENTS

  During 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards effective for periods beginning after December 15, 1997: "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes changes in separately reported components of equity along with net income. SFAS No. 131 establishes standards for reporting information about operating segments, along with related disclosures about products, services, geopraphic areas and major customers, based on the Company's disaggregation of an entity for internal operating decisions. The Company's reportable business segments are currently aligned with its internal business units.

NOTE 21-BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

  Beginning in 1997, the Company reorganized its business segments and will report separately its operating results in the following three principal business segments: Insulation, Roofing Systems and Engineered Products. The 1996 and 1995 results were reclassified to conform with the current presentation format.

  The Insulation segment consists of the Company's building insulation business, which manufactures fiber glass wool insulation for walls, attics and floors in residential and commercial buildings and polyisocyanurate foam sheathing for residential structures; commercial/industrial insulation business, which manufactures pipe and duct insulation for use in commercial buildings, factories, refineries and other industrial applications; and original equipment manufacturers ("OEM") insulation business which manufactures thermal and acoustic insulation for aircraft, marine vessels, automobiles and heating, ventilating and air conditioning ("HVAC") and other equipment.

  The Roofing Systems segment consists of the Company's commercial/industrial roofing systems business, which supplies roofing membranes, insulations, accessories and related guarantees.

  The Engineered products segment consists of the Company's mats and fibers business, which manufactures continuous filament fiber glass-based products used for reinforcing roofing, flooring, wall covering and plastic products. The mats and fibers business includes the Company's German subsidiary, Schuller GmbH, and the Company's Swedish and U.K. subsidiaries, the Mitex companies. The Engineered Products segment also includes the Company's filtration business, which manufactures filtration media for commercial and industrial buildings; ultra-fine fibers for clean room air filters and battery separators; liquid filtration cartridges and media for use in commercial and industrial applications; and synthetic meltblown products used in various other applications.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               (IN THOUSANDS OF DOLLARS)
                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
INSULATION:
Net Sales.................................. $  697,845  $  698,954  $  669,938
Costs and Expenses.........................    598,859     579,028     548,609
Nonrecurring Charges.......................                 17,550
Other Income (Expense), net (Note D).......       (247)        977      (8,137)
                                            ----------  ----------  ----------
  Income from Operations................... $   98,739  $  103,353  $  113,192
                                            ----------  ----------  ----------
ROOFING SYSTEMS:
Net Sales.................................. $  510,460  $  414,013  $  290,518
Costs and Expenses.........................    444,749     372,993     265,274
Nonrecurring Charges.......................                  5,644
Other Income (Expense), net (Note D).......     (2,843)     (3,247)     (1,718)
                                            ----------  ----------  ----------
  Income from Operations................... $   62,868  $   32,129  $   23,526
                                            ----------  ----------  ----------
ENGINEERED PRODUCTS:
Net Sales.................................. $  475,954  $  470,761  $  457,685
Costs and Expenses.........................    379,274     362,846     354,578
Nonrecurring Charges (Income)..............                 (4,018)
Other Income (Expense), net (Note D).......     (4,118)      1,149       1,419
                                            ----------  ----------  ----------
  Income from Operations................... $   92,562  $  113,082  $  104,526
                                            ----------  ----------  ----------
CORPORATE AND ELIMINATIONS:
Net Sales (Note A)......................... $  (36,614) $  (31,299) $  (26,619)
Costs and Expenses.........................    (13,062)    (10,149)    (10,676)
Nonrecurring Charges.......................                 29,980
Other Income (Expense), net (Note D).......     (4,942)        547      (9,351)
                                            ----------  ----------  ----------
  Income from Operations................... $  (28,494) $  (50,583) $  (25,294)
                                            ----------  ----------  ----------
CONSOLIDATED TOTAL COMPANY:
Net Sales.................................. $1,647,645  $1,552,429  $1,391,522
Costs and Expenses.........................  1,409,820   1,304,718   1,157,785
Nonrecurring Charges.......................                 49,156
Other Income (Expense), net................    (12,150)       (574)    (17,787)
                                            ----------  ----------  ----------
  Income from Operations................... $  225,675  $  197,981  $  215,950
                                            ==========  ==========  ==========
ASSETS (DECEMBER 31):
Insulation................................. $  520,729  $  537,514  $  527,225
Roofing Systems............................    398,734     378,845     148,369
Engineered Products........................    582,193     478,225     454,317
Corporate (Note E).........................    283,917     326,276     329,781
Eliminations and Adjustments (Note B)......    (52,052)    (53,319)    (52,903)
                                            ----------  ----------  ----------
  Total.................................... $1,733,521  $1,667,541  $1,406,789
                                            ==========  ==========  ==========

--------

See notes on page 43.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     (IN THOUSANDS OF DOLLARS)
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
DEPRECIATION, DEPLETION AND AMORTIZATION:
Insulation.......................................... $ 33,569 $ 30,550 $ 28,235
Roofing Systems.....................................   15,855   11,594    5,391
Engineered Products.................................   29,638   26,341   26,646
Corporate...........................................    1,101    2,413    2,813
                                                     -------- -------- --------
  Total............................................. $ 80,163 $ 70,898 $ 63,085
                                                     ======== ======== ========
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT:
Insulation.......................................... $ 34,687 $ 32,531 $ 73,614
Roofing Systems.....................................    7,945   51,650    5,338
Engineered Products.................................   81,715   68,462   30,262
Corporate...........................................      949      290    1,852
                                                     -------- -------- --------
  Total............................................. $125,296 $152,933 $111,066
                                                     ======== ======== ========

--------
NOTE A: Net sales included in corporate and eliminations relate principally to the elimination of intersegment and intergeographic sales (at prices approximating market). Intersegment sales principally relate to sales from the Engineered Products segment to the Roofing Systems segment.

NOTE B: Includes the elimination of intersegment and intergeographic inventory profits and the adjustment of business segment and geographic inventories, which are carried at standard costs, to the historical inventory bases used in consolidation.

NOTE C: Includes the elimination of intergeographic dividends between the Company's foreign and U.S. segments.

NOTE D: Other income (expense), net, as reported in each of the business segments represents specific operating income and expense items recognized by the individual business units. Other income (expense), net, included in corporate and eliminations consists of amounts primarily attributable to previous business operations.

NOTE E: Corporate assets are principally cash and equivalents, marketable securities, certain investments, certain long-term receivables, receivables from parent, deferred tax assets, a portion of prepaid pension assets and a portion of property, plant and equipment.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               (IN THOUSANDS OF DOLLARS)
                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
UNITED STATES:
Net Sales (Note A)......................... $1,426,609  $1,341,216  $1,200,371
Costs and Expenses.........................  1,206,560   1,109,647     993,192
Nonrecurring Charges.......................                 19,176
Other Income (Expense), net................     (4,120)      9,863      (6,129)
                                            ----------  ----------  ----------
  Income from Operations................... $  215,929  $  222,256  $  201,050
                                            ----------  ----------  ----------
FOREIGN:
Net Sales (Note A)......................... $  231,758  $  224,232  $  199,356
Costs and Expenses.........................    192,511     188,770     158,444
Other Income (Expense), net................     (1,140)      1,737        (363)
                                            ----------  ----------  ----------
  Income from Operations................... $   38,107  $   37,199  $   40,549
                                            ----------  ----------  ----------
CORPORATE AND ELIMINATIONS:
Net Sales (Note A)......................... $  (10,722) $  (13,019) $   (8,205)
Costs and Expenses.........................     10,749       6,301       6,149
Nonrecurring Charges.......................                 29,980
Other Income (Expense), net (Note C).......     (6,890)    (12,174)    (11,295)
                                            ----------  ----------  ----------
  Income from Operations................... $  (28,361) $  (61,474) $  (25,649)
                                            ----------  ----------  ----------
CONSOLIDATED TOTAL COMPANY:
Net Sales (Note A)......................... $1,647,645  $1,552,429  $1,391,522
Costs and Expenses.........................  1,409,820   1,304,718   1,157,785
Nonrecurring Charges.......................                 49,156
Other Income (Expense), net................    (12,150)       (574)    (17,787)
                                            ----------  ----------  ----------
  Income from Operations................... $  225,675  $  197,981  $  215,950
                                            ==========  ==========  ==========
ASSETS (DECEMBER 31):
United States.............................. $1,232,880  $1,207,303  $  936,453
Foreign....................................    268,776     187,281     193,458
Corporate (Note E).........................    283,917     326,276     329,781
Eliminations and Adjustments (Note B)......    (52,052)    (53,319)    (52,903)
                                            ----------  ----------  ----------
  Total.................................... $1,733,521  $1,667,541  $1,406,789
                                            ==========  ==========  ==========

--------

See notes on page 43.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Securityholders and Directors of
Johns Manville International Group, Inc.:

  We have audited the consolidated financial statements and the financial statement schedule of Johns Manville International Group, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Johns Manville International Group, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Denver, Colorado
January 30, 1998

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                 FIRST    SECOND   THIRD    FOURTH
                                QUARTER  QUARTER  QUARTER  QUARTER    TOTAL
                                -------- -------- -------- -------- ----------
Year Ended December 31, 1997:
Net Sales...................... $379,010 $428,036 $438,122 $402,477 $1,647,645
Gross Profit...................  100,656  117,939  112,871  100,044    431,510
Income from Operations.........   51,949   66,218   60,407   47,101    225,675
Net Income.....................   22,920   31,040   29,989   17,269    101,218
                                ======== ======== ======== ======== ==========
Year Ended December 31, 1996:
Net Sales...................... $326,109 $381,403 $422,978 $421,939 $1,552,429
Gross Profit...................   93,559  108,502  121,439  117,118    440,618
Income from Operations (Note A)   57,152   59,080   70,313   11,436    197,981
Net Income.....................   27,139   28,135   33,550      120     88,944
                                ======== ======== ======== ======== ==========

--------
NOTE A: During the fourth quarter of 1996, the Company recorded nonrecurring charges totaling $49.2 million. These charges include $41.7 million for the shutdown of current operations, demolition of facilities and site restoration and $7.5 million of asset write-downs to estimated fair values, partially offset by a gain on the sale of other manufacturing assets.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. Financial Statements, financial statement schedules and exhibits filed in this report:

   1. The Company's Financial Statements and Selected Quarterly Financial Data are contained in Item 8.

   2. The Company is filing herewith Schedule II-Valuation and Qualifying Accounts.

  b. No reports on Form 8-K were filed during the last quarter of 1997.

  c. Exhibit Index to the Johns Manville International Group, Inc. Annual Report on Form 10-K for Fiscal Year Ended December 31, 1997:

                        EXHIBIT                                  REFERENCE
                        -------                                  ---------
2.     Second Amended and Restated Plan of       Refiled as an exhibit to the Company's
       Reorganization confirmed by the United    1992 Annual Report on Form 10-K filed
       States Bankruptcy Court for the Southern  March 30, 1993, and incorporated herein
       District of New York on December 22,      by reference.
       1986.
3.(a)  Certificate of Incorporation, as          Filed as an exhibit to the Company's
       amended.                                  Registration Statement on Form S-1 filed
                                                 September 30, 1994, and incorporated
                                                 herein by reference.
  (b)  Bylaws.                                   Filed as an exhibit to the Company's
                                                 Registration Statement on Form S-1 filed
                                                 September 30, 1994, and incorporated
                                                 herein by reference.
  (c)  Certificate of Amendment to Restated      Filed as an exhibit to the Company's
       Certificate of Incorporation.             Form 10-Q for the quarter ended March
                                                 31, 1997, and incorporated herein by
                                                 reference.

                         EXHIBIT                                  REFERENCE
                         -------                                  ---------
4.      Amended and Restated Indenture between    Filed as an exhibit to the Company's
        the Company and The Bank of New York, as  1994 Annual Report on Form 10-K filed
        Trustee, dated December 12, 1994.         March 31, 1995, and incorporated herein
                                                  by reference.
10.(a)  Intercompany Agreement, dated as of       Filed as an exhibit to the Company's
        September 2, 1994, between Johns          Registration Statement on Form S-1 filed
        Manville Corporation and the Company.     September 30, 1994, and incorporated
                                                  herein by reference.
   (b)  Treasury Management Agreement, dated as   Filed as an exhibit to the Company's
        of September 22, 1994, between Johns      Registration Statement on Form S-1 filed
        Manville Corporation and the Company.     September 30, 1994, and incorporated
                                                  herein by reference.
   (c)  Tax Sharing Agreement, dated as of        Filed as an exhibit to the Company's
        January 1, 1994, between Johns Manville   Registration Statement on Form S-1 filed
        Corporation and the Company.              September 30, 1994, and incorporated
                                                  herein by reference.
   (d)  Corporate Agreement, dated as of          Filed as an exhibit to the Company's
        September 22, 1994, between Johns         Registration Statement on Form S-1 filed
        Manville Corporation and the Company.     September 30, 1994, and incorporated
                                                  herein by reference.
   (e)  Selling Securityholders' Agreement,       Filed as an exhibit to the Company's
        dated as of September 22, 1994, between   Registration Statement on Form S-1 filed
        Johns Manville Corporation and the        September 30, 1994, and incorporated
        Trust.                                    herein by reference.
   (f)  Amended and Restated Receivables          Filed as an exhibit to the Company's
        Purchase Agreement, dated as of August    Registration Statement on Form S-1 filed
        15, 1994, between the Company and the     September 30, 1994, and incorporated
        banks and others named herein.            herein by reference.
   (g)  Amended and Restated Purchase and Sale    Filed as an exhibit to the Company's
        Agreement, dated as of August 15, 1994,   Registration Statement on Form S-1 filed
        between Johns Manville International,     September 30, 1994, and incorporated
        Inc. and Johns Manville Funding           herein by reference.
        Corporation.
   (h)  Amendment to Amended and Restated         Filed as an exhibit to the Company's
        Receivables Purchase Agreement dated as   Form 10-Q for the quarter ended June 30,
        of June 6, 1997 among Johns Manville      1997, and incorporated herein by
        Funding Corporation, Johns Manville       reference.
        International, Inc., the financial
        institutions listed therein as Buyers,
        and Morgan Guaranty Trust Company of New
        York, as Administrative Agent and
        Structuring and Collateral Agent.
24.     Powers of attorney.                       Page 51.
27.     Financial Data Schedule.                  Filed herewith.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE
               TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

 SCHEDULE                                                                  PAGE
 --------                                                                  ----
 II       Valuation and qualifying accounts, for each of the three years
           in the period ended December 31, 1997........................    50

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                        FOR THE YEARS ENDED DECEMBER 31
                           (IN THOUSANDS OF DOLLARS)

                                           ADDITIONS
                                    ------------------------
                                      CHARGED
                         BALANCE AT  (CREDITED)    CHARGED                 BALANCE
                         BEGINNING  TO COSTS AND  TO OTHER                 AT END
     CLASSIFICATION       OF YEAR     EXPENSES   ACCOUNTS(a) DEDUCTIONS(b) OF YEAR
     --------------      ---------- ------------ ----------- ------------- -------
1997
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $ 7,570      $ (243)     $   908      $ 2,230    $ 6,005
  Cash discounts........    1,278         --        26,110       25,131      2,257
  Other allowances......   21,168         --        52,904       45,554     28,518
                          -------      ------      -------      -------    -------
    Total...............  $30,016      $ (243)     $79,922      $72,915    $36,780
                          =======      ======      =======      =======    =======
1996
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $ 6,497      $1,122      $ 2,022      $ 2,071    $ 7,570
  Cash discounts........    1,967         --        20,962       21,651      1,278
  Other allowances......   18,646         --        34,386       31,864     21,168
                          -------      ------      -------      -------    -------
    Total...............  $27,110      $1,122      $57,370      $55,586    $30,016
                          =======      ======      =======      =======    =======
1995
Allowances Reducing the
 Assets in the Balance
 Sheet:
  Doubtful accounts
   receivable...........  $ 6,422      $  776      $   --       $   701    $ 6,497
  Cash discounts........    1,537         --        19,963       19,533      1,967
  Other allowances......   15,765         --        30,977       28,096     18,646
                          -------      ------      -------      -------    -------
    Total...............  $23,724      $  776      $50,940      $48,330    $27,110
                          =======      ======      =======      =======    =======

--------
NOTES:
  (a) Charged against sales and additions due to acquisitions.
  (b) Principally charges for which reserves were provided, net of recoveries.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 19th day of March, 1998.

                                     JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                                     (Registrant)

                                                /s/ Charles L. Henry
                                     By________________________________________
                                                    Charles L. Henry
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

  Know all men by these presents that each person whose signature appears below does hereby constitute and appoint Charles L. Henry, John P. Murphy and Richard B. Von Wald, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his substitute or substitutes, lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of March 19, 1998.

              SIGNATURE                              TITLE
              ---------                              -----

       /s/ Charles L. Henry            Chairman of the Board, President and
-------------------------------------  Chief Executive Officer (Principal
          (CHARLES L. HENRY)           Executive Officer)

       /s/ Richard B. Von Wald         Director, Executive Vice President,
-------------------------------------  General Counsel and Secretary
          (RICHARD B. VON WALD)

       /s/ John P. Murphy              Director, Senior Vice President and
-------------------------------------  Chief Financial Officer (Principal
          (JOHN P. MURPHY)             Accounting and Financial Officer)

                             ADDITIONAL INFORMATION

   Individuals interested in receiving additional information may contact the following:

FOR COMPANY INFORMATION                        FOR PRODUCT INFORMATION
Call (303) 978-2000                            Call (303) 978-4900 or (800) 654-3103
or write to:                                   or write to:
Johns Manville International Group, Inc.       Johns Manville International Group, Inc.
Investor Relations                             Product Information
P.O. Box 5108                                  P.O. Box 5108
Denver, CO 80217-5108                          Denver, CO 80217-5108

TRANSFER AGENT                                 INDEPENDENT ACCOUNTANTS
Call 1-800-526-0801 or write to:               Coopers & Lybrand L.L.P.
The Bank of New York                           370 Seventeenth Street, Suite 3300
120 Broadway                                   Denver, CO 80202-5633
New York, NY 10005