Form 10-Q
period 1998-06-30
JOHNS MANVILLE INTERNATIONAL GROUP INC
filed 1998-08-14
CIK 930818

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                      OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ____________

       Commission file number 1-13574


                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                   84-1196355
     -------------------------------             ---------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                                717 17th Street
                            Denver, Colorado  80202
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

Yes  [X]   No  [_]

  Johns Manville International Group, Inc. is a wholly owned subsidiary of Johns Manville Corporation and there is no market for the registrant's common stock. As of August 4, 1998, there were 100 shares of the registrant's sole class of common stock outstanding.

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

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Thousands of dollars)
                                  (Unaudited)

                                                        June 30,  December 31,
ASSETS                                                     1998          1997
-----------------------------------------------------------------------------
Current Assets
 Cash and equivalents                                $   16,011    $  107,682
 Marketable securities, at cost, which
  approximates market                                     3,645        14,699
 Receivables                                            286,917       221,747
 Inventories                                            140,378       127,061
 Receivable from parent                                   6,408         6,408
 Prepaid expenses                                        11,428         7,407
 Deferred tax assets                                     25,410        33,632
                                                     ----------    ----------
  Total Current Assets                                  490,197       518,636

Property, Plant and Equipment,
 net of accumulated depreciation of
 $667,584 and $639,711, respectively                    848,303       797,759
Receivable from Parent                                    9,691        10,686
Goodwill                                                227,636       202,844
Other Assets                                            204,976       203,596
                                                     ----------    ----------
                                                     $1,780,803    $1,733,521
=============================================================================

LIABILITIES
-----------------------------------------------------------------------------
Current Liabilities
 Short-term debt                                     $    3,251    $    1,767
 Accounts payable                                       127,762       116,262
 Compensation and employee benefits                      84,082        82,881
 Income taxes                                            10,214         4,102
 Other accrued liabilities                               64,559        72,730
                                                     ----------    ----------
  Total Current Liabilities                             289,868       277,742

Long-Term Debt, less current portion                    425,788       436,474
Notes Payable to Parent                                 107,453       107,453
Postretirement Benefits Other Than Pensions             196,855       197,336
Deferred Income Taxes and Other
 Noncurrent Liabilities                                 300,774       308,017
                                                     ----------    ----------
                                                      1,320,738     1,327,022
                                                     ----------    ----------
Commitments and Contingencies

STOCKHOLDER'S EQUITY
-----------------------------------------------------------------------------
Common Stock, $1 par value; 100 shares
 authorized, issued and outstanding
Capital in Excess of Par Value                           80,869        80,869
Retained Earnings                                       369,409       316,343
Accumulated Other Comprehensive Income (Note 4)           9,787         9,287
                                                     ----------    ----------
                                                        460,065       406,499
                                                     ----------    ----------
                                                     $1,780,803    $1,733,521
=============================================================================

See Notes to Condensed Consolidated Financial Statements.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (Thousands of dollars)
                                  (Unaudited)

                                              Three Months            Six Months
                                            Ended June 30,        Ended June 30,
                                 -------------------------   -------------------
                                         1998         1997       1998       1997
                                 ------------   ----------   --------   --------
Net Sales                            $445,224     $428,036   $834,560   $807,046
Cost of Sales                         325,376      310,097    618,964    588,451
Selling, General and
 Administrative                        41,741       40,541     82,321     78,878
Research, Development and
 Engineering                            8,282        7,611     15,897     14,888
Other Expense, net                     (2,213)      (3,569)    (3,030)    (6,662)
                                     --------     --------   --------   --------
Income from Operations                 67,612       66,218    114,348    118,167
Interest Income                         1,336        1,057      2,663      3,269
Interest Expense                        9,130       12,271     20,603     24,881
Interest Expense - Parent               1,523        1,370      3,400      2,704
                                     --------     --------   --------   --------
Income before Income Taxes,
 Extraordinary Item and
 Cumulative Effect of
 Accounting Change                     58,295       53,634     93,008     93,851
Income Tax Expense                     23,075       22,594     37,203     39,891
                                     --------     --------   --------   --------
Income before Extraordinary
 Item and Cumulative Effect
 of Accounting Change                  35,220       31,040     55,805     53,960
Extraordinary Loss on Early
 Extinguishment of Debt,
 net of tax (Note 2)                  (30,148)                (30,148)
Cumulative Effect of a
 Change in Accounting
 for Furnace Rebuilds, net
 of tax (Note 3)                                               27,409
                                     --------     --------   --------   --------
Net Income                           $  5,072     $ 31,040   $ 53,066   $ 53,960
===================================  ========     ========   ========   ========

Comprehensive Income (Note 4)        $  7,277     $ 27,622   $ 53,566   $ 44,503
                                     ========     ========   ========   ========

See Notes to Condensed Consolidated Financial Statements.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                   Six Months
                                                               Ended June 30,
                                                   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   1998             1997
-------------------------------------------------  ---------        ---------
Net income                                         $  53,066        $  53,960
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       46,376           38,676
  Deferred taxes                                       4,910            4,474
  Cumulative effect of accounting change             (27,409)
  Other, net                                           4,191           14,771
(Increase) decrease in current assets:
 Receivables                                         (55,952)         (45,590)
 Inventories                                          (2,555)         (11,017)
 Prepaid expenses                                     (2,159)             599
 Receivable from Parent                                  995              146
Increase (decrease) in current liabilities:
 Accounts payable                                      5,198           (6,780)
 Compensation and employee benefits                     (904)          (8,597)
 Income taxes                                          4,340           (4,390)
 Other accrued liabilities                            (5,303)           3,401
Change in other noncurrent liabilities               (15,056)         (19,506)
                                                   ---------        ---------
Net cash provided by operating activities              9,738           20,147
                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------
Purchases of property, plant and equipment           (52,417)         (47,099)
Acquisitions                                         (55,037)         (92,995)
Proceeds from sales of assets                          3,191            9,293
Purchases of held-to-maturity securities                                 (501)
Purchases of available-for-sale securities              (100)
Proceeds from maturities of held-to-maturity
 securities                                           13,553            1,516
Decrease in other assets                                 947           25,410
                                                   ---------        ---------
Net cash used in investing activities                (89,863)        (104,376)
                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------
Issuance of debt - external                          411,234           56,000
Issuance of debt - Parent                                              30,000
Payments on debt - external                         (422,796)         (40,138)
Payments on debt - Parent                                              (2,547)
                                                   ---------        ---------
Net cash provided by (used in) financing
 activities                                          (11,562)          43,315
                                                   ---------        ---------
Effect of Exchange Rate Changes on Cash                   16           (1,032)
                                                   ---------        ---------
Net Decrease in Cash and Equivalents                 (91,671)         (41,946)
Cash and Equivalents at Beginning of Period          107,682          138,216
                                                   ---------        ---------
Cash and Equivalents at End of Period              $  16,011        $  96,270
=================================================  =========        =========


See Notes to Condensed Consolidated Financial Statements.

                   JOHNS MANVILLE INTERNATIONAL GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Johns Manville International Group, Inc. (the "Company"), is a wholly owned subsidiary of Johns Manville Corporation. The condensed consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997 reflect all normal, recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and the results of operations for the periods presented. The year-end condensed consolidated balance sheet was derived from audited financial statements, and as presented does not include all disclosures required by generally accepted accounting principles. The Company has reclassified the presentation of certain prior period information to conform with the current presentation format. Additional information regarding the Company's accounting policies, operations and financial position is contained or incorporated in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

Note 1 - Inventories

The major classes of inventories were as follows:


                                                 (Thousands of dollars)
                                                 June 30,  December 31,
                                                     1998          1997
                                                 --------  ------------
Finished goods                                   $ 92,742      $ 82,082
Raw materials and supplies                         35,252        34,110
Work-in-process                                    12,384        10,869
                                                 --------      --------
                                                 $140,378      $127,061
                                                 ========      ========


Note 2 - Debt

In May 1998, the Company consummated a cash tender offer for substantially all of its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). This transaction resulted in an extraordinary loss on the early extinguishment of debt of $30.1 million, net of taxes of $19.8 million, in the second quarter of 1998. In conjunction with the tender offer, the Company arranged unsecured multicurrency revolving credit facilities (the "credit facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus an additional margin, with an initial termination date of May 15, 2003. The Company used $450 million of the credit facilities to repurchase the Senior Notes. At June 30, 1998, $411 million of borrowings under the credit facilities were outstanding. The remaining credit facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries.

In order to fix a portion of the Company's variable interest rate debt and reduce the aggregate risk to movements in interest rates, the Company entered into interest rate swap transactions with notional values totaling approximately $178 million. In addition to reducing risk, the interest rate swaps have a correlation to the underlying debt obligation, and therefore, qualify for hedge accounting. Related amounts payable or receivable are accrued on a current basis as adjustments to interest expense. Any gains (losses) on the termination of the interest rate swaps are deferred and recognized over periods corresponding to the related obligation being hedged. The Company does not use derivative instruments for trading purposes. As of June 30, 1998, there were no material impacts on the Company's financial condition, liquidity or results of operations due to the interest rate swap transactions.

Note 3 - Cumulative Effect of Accounting Change

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

Note 4 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income generally includes changes in separately reported components of equity along with net income. The Company's comprehensive income for 1998 and 1997 includes net income as reported and foreign currency translation adjustments.

Note 5 - Acquisitions

In January 1998, the Company acquired the assets of a U.S. manufacturer of reinforced thermoplastic roofing systems and also acquired a plant associated with the Insulation segment, which manufactures calcium silicate pipe and block insulation, and fireproof board. In May 1998, the Company acquired Exeltherm, a Canadian producer of polyisocyanurate foam products for commercial/industrial roofing and residential construction. Also in May 1998, the Company acquired Skandinaviska Jute, which owns Tasso AB, a European manufacturer of fiber glass wall coverings. This acquisition is associated with businesses of the Engineered Products segment.

The combined purchase price for these acquisitions, accounted for under the purchase method, was $55 million which was financed from existing cash balances. The excess of the combined purchase prices over the estimated fair value of net assets acquired, or goodwill, amounted to approximately $30 million.

Note 6 - New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, effective for periods beginning after December 15, 1997, revises the required disclosures for employee benefit plans, but does not change the measurement or recognition of such plans.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, adopting this statement will have on its financial condition, liquidity or results of operations.

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


                                                    (Thousands of dollars)
                                                            Three Months
                                                           Ended June 30,
                                                -------------------------
NET SALES                                           1998             1997
-------------------------------------------------------------------------
Insulation                                      $173,226         $177,246
Roofing Systems                                  147,346          136,553
Engineered Products                              131,348          122,231
Eliminations                                      (6,696)          (7,994)
-------------------------------------------------------------------------
Net Sales                                       $445,224         $428,036
=========================================================================

INCOME FROM OPERATIONS
-------------------------------------------------------------------------
Insulation                                      $ 24,166         $ 26,777
Roofing Systems                                   16,254           16,030
Engineered Products                               27,192           23,411
-------------------------------------------------------------------------
Income from Operations                          $ 67,612         $ 66,218
=========================================================================

                                                   (Thousands of dollars)
                                                              Six Months
                                                          Ended June 30,
                                               -------------------------
NET SALES                                          1998             1997
------------------------------------------------------------------------
Insulation                                     $337,605         $351,403
Roofing Systems                                 252,769          235,605
Engineered Products                             257,200          238,341
Eliminations                                    (13,014)         (18,303)
------------------------------------------------------------------------
Net Sales                                      $834,560         $807,046
========================================================================

INCOME FROM OPERATIONS
------------------------------------------------------------------------
Insulation                                     $ 43,328         $ 51,085
Roofing Systems                                  21,064           21,790
Engineered Products                              49,956           45,292
------------------------------------------------------------------------
Income from Operations                         $114,348         $118,167
========================================================================

Net sales included in Eliminations relate principally to the elimination of intersegment sales from the Engineered Products segment to the Roofing Systems segment (at prices approximating market).

ITEM 2.

                    JOHNS MANVILLE INTERNATIONAL GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net sales in the second quarter of 1998 increased $17.2 million, or 4 percent, to $445.2 million compared with $428 million for the same period of 1997. Gross profit increased $1.9 million to $119.8 million from $117.9 million. The lower gross profit margin for the second quarter of 1998 of 26.9 percent compared with 27.6 percent for 1997 was due principally to lower selling prices in several businesses, partially offset by volume increases. During the second quarter of 1998, efficiencies reflecting the integration of acquisitions resulted in lower selling, general and administrative expenses as a percent of sales compared with the same period of 1997. Meanwhile, research, development and engineering was higher for 1998 when compared with the second quarter of 1997 due to increased manufacturing process development costs. Other expense, net, was $2.2 million for the second quarter of 1998 compared with $3.6 million for the same period of 1997. Income from operations for the second quarter of 1998 was $67.6 million, up 2.1 percent, compared with $66.2 million for the second quarter of 1997.

The Company's net sales for the first six months of 1998 increased $27.6 million, or 3.4 percent, to $834.6 million compared with $807 million for the same period of 1997. Gross profit decreased $3 million to $215.6 million from $218.6 million. The lower gross profit margin for the first half of 1998 of
25.8 percent compared with 27.1 percent for 1997 was due principally to lower selling prices in several businesses, partially offset by volume increases. Selling, general, administrative and research, development and engineering expenses, combined, increased $4.5 million, or 4.7 percent, to $98.2 million. These expenses were slightly higher as a percentage of sales, due in part to acquisition-related costs and the impact of lower selling prices. Other expense, net, was $3 million for the first six months of 1998 compared with $6.7 million for the same period of 1997. Other income for 1998 included the proceeds from the settlement of previously escrowed funds. Income from operations for the first six months of 1998 was $114.3 million, down 3.2 percent, compared with $118.2 million for the first six months of 1997.

Consistent with the Company's internal reporting, business segments discussed below include allocated corporate expenses.

Insulation Segment

The Insulation segment's net sales decreased $4 million, or 2.3 percent, and $13.8 million, or 3.9 percent, for the second quarter and first six months of 1998 compared with the same periods of 1997. Income from operations decreased $2.6 million, or 9.8 percent, and $7.8 million, or 15.2 percent, for the second quarter and first six months of 1998 compared with the same periods of 1997. Despite volume gains due to strong U.S. construction markets, the building insulation business experienced continued pricing pressures during the first quarter and the early part of the second quarter of 1998 compared with 1997. These lower selling prices, which have recently improved, led to lower margins and an overall decrease in operating income during the second quarter and first six months of 1998. During the second quarter of 1998, competition from alternate materials resulted in lower sales of automotive products, while other commercial/industrial businesses were negatively impacted by downtime for equipment upgrades. For the first six months of 1998, however, these declines were partially offset by higher selling prices in mechanical insulations.

Roofing Systems Segment

Net sales for the Roofing Systems segment increased $10.8 million, or 7.9 percent, and $17.2 million, or 7.3 percent, for the second quarter and first six months of 1998 compared with the same periods of 1997 due to incremental volume increases from the recent thermoplastic membranes acquisitions. Excluding the impacts of acquisitions, net sales moderately declined for the second quarter and first six months of 1998 compared with 1997, reflecting decreased roofing activity caused by adverse weather conditions in early 1998. Income from operations for the second quarter of 1998 increased slightly to $16.3 million from $16 million for the second quarter of 1997 due to acquisitions and favorable construction markets in the U.S. and Canada. However, operating income decreased slightly for the first six months to $21.1 million from $21.8 million as a result of acquisition costs and the impact of weather-related construction delays.

Engineered Products Segment

The Engineered Products segment's net sales increased $9.1 million, or 7.5 percent, and $18.9 million, or 7.9 percent, for the second quarter and first six months of 1998 compared with the same periods of 1997. Income from operations increased $3.8 million, or 16.2 percent, and $4.7 million, or 10.3 percent, for the same periods. These increases are primarily due to volume increases from the Company's European operations which include the May 1997 acquisition of Mitex and the May 1998 acquisition of Tasso AB, both manufacturers of fiber glass wall covering fabrics. Volume increases in the U.S. mats and fibers business were partially offset by weather-related declines in roofing mat shipments and lower selling prices. Results in filtration decreased for the second quarter and first six months of 1998 due to lower selling prices.

Interest Expense

The Company's interest expense decreased $3 million and $3.6 million for the second quarter and the first six months of 1998 compared with the same periods of 1997 primarily due to the purchase of substantially all of the Company's $400 million of 10 7/8% Senior Notes in May 1998 using revolving credit facilities with significantly lower interest rates.

Debt

In May 1998, the Company consummated a cash tender offer for substantially all of its $400 million of 10 7/8% Senior Notes due 2004 (the "Senior Notes"). This transaction resulted in an extraordinary loss on the early extinguishment of debt of $30.1 million, net of taxes of $19.8 million, in the second quarter of 1998. In conjunction with the tender offer, the Company arranged unsecured multicurrency revolving credit facilities (the "credit facilities") totaling approximately $750 million at a floating interest rate of LIBOR plus an additional margin, with an initial termination date of May 15, 2003. The Company used $450 million of the credit facilities to repurchase the Senior Notes. At June 30, 1998, $411 million of borrowings under the credit facilities were outstanding. The remaining credit facilities are available for funding acquisitions and capital expenditures, and other corporate purposes. The Company also canceled its $100 million receivables sale facility and its $75 million revolving line of credit available to international subsidiaries.

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

Due to the factors discussed above, the Company's net income for the second quarter of 1998 was $5.1 million compared with net income of $31 million for the second quarter of 1997. Year-to-date net income for 1998 was $53.1 million compared with $54 million for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's agreements with its lenders contain financial and general covenants. These include, among other things, limitations on borrowings, investments and asset dispositions, and maintenance of various financial ratios. Noncompliance with these or other covenants, or the occurrence of any other event of default, could result in the termination of existing credit agreements and the acceleration of debt owed by the Company and its subsidiaries. At June 30, 1998, the Company was in compliance with these covenants.

At June 30, 1998, the Company had net working capital of $200.3 million, including cash and marketable securities totaling $19.7 million. Total cash and marketable securities located outside the U.S. and Canada were approximately $15.3 million. At December 31, 1997, the Company's cash and marketable securities totaled $122.4 million. The Company had approximately $330 million available for use at June 30, 1998 from its unsecured multicurrency revolving credit facilities. In addition, the Company's international subsidiaries had borrowing and working capital facilities totaling approximately $10 million, of which $7.3 million was available at June 30, 1998.

The Company's net operating activities provided $9.7 million of cash during the first half of 1998. Net operating activities for the same period of 1997 provided $20.1 million. Operating activities for 1998 included the impact of the premium on the prepayment of the Senior Notes. The Company's cash flows from operating activities are primarily influenced by sales volume and selling prices. As discussed in "Results of Operations," the effects of increased sales volumes were partially offset by lower selling prices during 1998. Operating activities for 1998 also included cash usages to build net working capital for the construction season, which typically peaks during the third quarter. The Company expects 1998 operating results to continue to benefit from the integration of acquisitions. A moderately higher level of U.S. housing starts during 1998 compared with 1997, in addition to recent price improvements, should continue to benefit the building insulation business. Capacity-related competitive pricing pressures are expected to stabilize for the building insulation, mats and fibers and filtration businesses during the year.

The Company's investing activities for the six months ended June 30, 1998 included $55 million for acquisitions and capital expenditures of $52.4 million. The Company estimates 1998 capital expenditures of approximately $128 million, of which approximately $55 million relate to capacity expansion projects. As of June 30, 1998, outstanding purchase commitments for capital projects totaled $19 million. Investing activities for the first half of 1997 included the combined purchase prices for acquisitions of $93 million, net of cash acquired, and capital expenditures of $47.1 million.

The Company's financing activities for the first half of 1998 consisted of repayments of debt totaling $422.8 million and issuances of debt totaling $411.2 million, net, relating primarily to the May 1998 Senior Note purchase. During 1997, the Company borrowed $55 million from international credit facilities to partially finance 1997 acquisitions, of which $10 million was repaid by June 30, 1997. The remainder was repaid by April 1998. Also during 1997, the Company repaid debt totaling $30 million assumed in connection with 1996 acquisitions. This debt was refinanced with $30 million of notes payable to Johns Manville Corporation at prevailing market terms, of which $2.5 million was repaid.

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

In 1996, the Company and a third party were named as defendants in two class action cases, now consolidated, filed in U.S. District Court in Boston, Massachusetts. The plaintiffs purport to represent all building owners in the U.S. with phenolic insulation installed on their roof decks and seek damages and injunctive relief, including an order requiring the removal and replacement of the phenolic insulation and remediation of any deck corrosion. The Company intends to defend these allegations vigorously.

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

Environmental Contingencies

At June 30, 1998, the Company had remediation activities in progress at nine sites, out of a total of 19 such sites for which the Company has identified environmental conditions requiring remediation. In addition, the Company has been identified as a potentially responsible party at 25 non-Company owned or operated sites under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state legislation. Of these 25 sites, the Company's potential liability for 19 sites will be determined pursuant to the settlement agreement described in the following paragraph. The remaining six sites are not subject to the agreement and, accordingly, the Company could be jointly and severally liable for costs of remediating these sites.

In 1994, the U.S. government and the Company settled certain litigation concerning the Company's disposal activities prior to consummation of its plan of reorganization. The settlement agreement, which was made an order of the court, limits the Company's future liability under both CERCLA and the Resource Conservation and Recovery Act ("RCRA") to 55 percent of its share of site-wide response costs and natural resources damages without regard to joint and several liability for disposals made by the Company prior to consummation of the Company's plan of reorganization. The agreement resolved the Company's liability at certain historical sites and also covers CERCLA and RCRA liability for other disposal sites at which the Environmental Protection Agency ("EPA") has incurred or may incur response costs and which were used by the Company prior to the consummation of the plan of reorganization. The agreement provides that the amount the Company will be obligated to pay, in the aggregate, for such sites shall never exceed $850,000 during any given year. The EPA and others from time to time commence cleanup activities at such sites, and in the future, the EPA and others may assert claims against the Company with respect to such sites. The Company believes that all such activities and claims, if any, will be subject to the agreement.

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

Year 2000 Compliance

The Company is engaged in a comprehensive project, including the development of appropriate contingency plans, to modify its computer software for year 2000 compliance. Based on current estimates, spending to upgrade or replace the Company's embedded technology, software and systems related to year 2000 compliance is not expected to exceed $5 million through the completion of the project in 1999. The majority of these costs relate to embedded technology. The Company is currently working with third parties to address year 2000 readiness. Although the impacts cannot currently be quantified, third party noncompliance is not expected to have material adverse effects on the Company's financial condition, liquidity or results of operations.

Pending Acquisitions

In May 1998, the Company announced an agreement in principle to acquire the Spunbond/Monofilament operations of the Hoechst Group's polyester business subject to regulatory approvals. The acquisition, with 1997 sales totaling approximately $250 million, will be part of the Engineered Products segment. Also in May 1998, the Company announced it had signed a letter of intent to acquire Manson Insulation, a Canadian producer of fiber glass pipe insulation, duct insulation, OEM products and metal building insulation.


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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements of the Company contained in this report concerning matters that are not historical facts, including, without limitation, statements concerning the (i) expected benefits from the continuing integration of acquisitions and capacity expansions, (ii) effect on the building insulation business resulting from 1998 U.S. housing starts, (iii) possible price stabilization in the current year in the building insulation, mats and fibers and filtration businesses, (iv) Company's expectations concerning levels of capital spending and funding of current operations, debt service and future acquisitions, (v) Company's expectations as to contingencies related to phenolic roofing insulation and environmental liabilities, and (vi) Company's estimates concerning year 2000 compliance issues, constitute such forward-looking statements. See "Liquidity and Capital Resources."

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

Factors that could affect the Company's refinancing intentions and expected levels of capital spending and funding of current operations and debt service, include, without limitation, the general factors noted above, the level of cash flow generated by the Company and the ability of the Company to otherwise fund such commitments, which in turn could be affected by general U.S. and international economic conditions as well as financial market conditions.

The Company's ability to realize expected benefits from acquisitions depends on a number of factors including, without limitation, successful integration of newly acquired operations, technology, products, employees and the overall economic factors referred to above.

For a discussion of factors concerning contingencies related to phenolic roofing insulation, environmental matters and year 2000 compliance, see "Liquidity and Capital Resources - Contingent Product Liability, Environmental Contingencies, and Year 2000 Compliance."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

    (a)  Exhibits.
         --------

         Exhibit 10.1, $725,000,000 Revolving Multicurrency Credit Agreement dated May 15, 1998 among Johns Manville Corporation and Johns Manville International, Inc., as Borrowers; Bank of America National Trust and Savings Association, as Agent; Bancamerica Robertson Stephens and The Bank of New York, as Syndication Agents; and other financial institutions party thereto.

         Exhibit 10.2, $40,000,000 (CDN) Revolving Credit Agreement dated as of June 17, 1998 among Johns Manville Canada Inc., as Borrower; and Johns Manville Corporation and Johns Manville International, Inc., as Guarantors; Bank of Montreal, as Agent and Arranger; and other financial institutions party thereto.

         Exhibit 27.1, Financial Data Schedules.

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



                                           JOHNS MANVILLE INTERNATIONAL
                                                   GROUP, INC.
                                        ---------------------------------
                                                  (Registrant)



Date:  August 14, 1998                 By:    D. D. Persson
                                            -----------------------------
                                               D. D. Persson
                                            Vice President, Assistant
                                            General Counsel and Secretary



Date:  August 14, 1998                 By:    J. P. Murphy
                                            -----------------------------
                                               J. P. Murphy
                                            Senior Vice President and
                                            Chief Financial Officer